Form 10-K
period 2013-12-31
Ideal Power Inc.
filed 2014-03-28
CIK 1507957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-36216

IDEAL POWER INC.

(Exact name of registrant as specified in its charter)

DELAWARE	14-1999058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5004 Bee Creek Road, Suite 600
Spicewood, Texas 78669

(Address of principal executive offices)

(Zip Code)

(512) 264-1542

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
Common Stock, par value $0.001	NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $0.

As of March 26, 2014 the issuer has 7,010,959 shares of common stock, par value $0.001, issued and outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND
OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	our history of losses;
•	our ability to achieve profitability;
•	our limited operating history;
•	emerging competition and rapidly advancing technology in our industry that may outpace our technology;
•	customer demand for the products and services we develop;
•	the impact of competitive or alternative products, technologies and pricing;
•	our ability to manufacture any products we develop;
•	general economic conditions and events and the impact they may have on us and our potential customers;
•	our ability to obtain adequate financing in the future, as and when we need it;
•	our success at managing the risks involved in the foregoing items; and
•	other factors discussed in this report.

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “Ideal Power,” “we,” “us,” “our” and the “Company” refer to Ideal Power Inc.

ii

ITEM 1:	BUSINESS

Our Company

We have developed an electronic power conversion technology called Power Packet Switching Architecture (“PPSA”). PPSA is a new universal power conversion technology intended to improve upon current power conversion technology in key product metrics, such as weight, size, cost, efficiency and flexibility. PPSA utilizes standardized hardware with application specific embedded software. We have been granted 19 United States patents and one Chinese patent on PPSA and its applications, and are continuing to build an intellectual property portfolio around it.

Electronic power converters change the form of electrical energy to optimize generation, distribution, consumption or storage. This conversion may include changing between direct current (“DC”) and alternating current (“AC”) forms of electricity or changing the voltage and current.

The change in sources and uses of energy is driving a need for new energy infrastructure and technology. Renewables in particular are driving the need for significant change. For example, renewable sources create a need for energy storage to reduce the detrimental effect to the grid from the intermittency of renewable energy generation. Distributed power conversion plays a central role in this new infrastructure. Inverters are used to convert DC power from renewable solar and wind generators to AC power. Bi-directional inverters/chargers are needed for large-scale battery storage and fast electric vehicle (“EV”) charging. Power conversion for distributed grid energy storage can also improve grid power resiliency and create remote micro-grids to bring distributed power systems to remote communities without power grids. In short, power converters play a crucial role in ensuring the most efficient form of power is available across the electricity spectrum from generation through distribution to storage and ultimately consumption.

In the marketplace, there are currently two main varieties of large-scale inverters: transformer-based inverters and transformer-less inverters. Transformer-based inverters rely on transformers, which are big and heavy. Thus, inverters with transformers are costly to manufacture, ship and install.

Alternatively, transformer-less inverters are lighter, smaller and more efficient than transformer-based inverters. The main problem with conventional transformer-less inverters is that they do not provide electrical isolation. This means the system cannot be grounded, which creates additional safety concerns compared with non-grounded systems such as typical photovoltaic (“PV”) arrays. The US National Electrical Code prohibited the use of non-grounded systems until 2005, and still imposes regulations for systems with transformer-less inverters. These regulations may require installers to use double jacketed PV wire, overcurrent protection, and disconnect devices on both the positive and negative conductors. These additional requirements raise system cost.

PPSA enables a size and weight profile smaller than a transformer-less inverter while simultaneously providing isolation. Consequently, PPSA has the potential to impact several fast-growing markets.

Though we intend to ultimately generate revenues primarily by licensing our technology to OEMs, we have begun by developing and selling our products to demonstrate the capabilities of our technology to organizations in both the public and the private sectors. Our primary business strategy is (1) to search for and evaluate prospective licensing and partnership agreements with established companies in the industry vertical markets for which we have developed PPSA products; (2) to develop new PPSA products that extend our capabilities and address additional market sectors; and (3) to further develop the PPSA technology platform. Our first efforts are focused on the PV inverter, distributed grid energy storage and EV DC charging markets. We have completed products for the PV inverter and distributed grid energy storage markets, namely a 30kW PV inverter (for the PV market) and a 30kW battery converter (for the distributed grid energy storage market), and are working to develop a related product for the EV DC charging market.

We believe our product for the PV inverter market is the only technology capable of offering a transformer-less inverter with isolation. We have also developed a bi-directional battery converter product for several emerging grid-storage markets.

We are also evaluating related market applications for PPSA. We believe the combination of our technological expertise and our intellectual property enables us to form relationships with established companies in our target markets and should enable us to share in the economic benefits that we believe our technology can unlock. We also believe that our unique technology will allow us to deliver solutions to new high-growth emerging markets before competitors, and that this will allow us to capture early market opportunities that may arise in these markets.

Our Technology

In our PPSA technology, power flows through and is temporarily stored in an AC link magnetic storage component. This power packet switching is the heart of our technology. After the AC link is charged, it is disconnected from both input and output, providing isolation without a transformer.

Figure 1: Schematic of PPSA Process

Traditional inverter technology uses several magnetic components and capacitors that are heavy and expensive, have custom hardware for fixed functions that are inflexible and costly, and have high electrical and thermal stresses that significantly increase failure rates and reduce efficiency. Our technology eliminates the majority of the passive components of traditional power converters, including transformers, inductors and capacitors. PPSA technology can provide isolated power conversion in a single device, which provides clear advantages over traditional technologies. Among them are:

•	Weight: PPSA architecture reduces weight by eliminating passive components such as transformers, inductors and bulk capacitors. Our 30kW PV inverter weighs 97 pounds. By contrast, competing 30kW PV inverters with transformers weigh approximately 1,200 pounds, and transformer-less inverters (which do not provide isolation) weigh around 170 pounds.

Figure 2: PPSA Weight Comparison

•	Cost: Reduced weight results in lower manufacturing costs. In addition, lighter weight components save end customers on transportation and installation costs.
•	Safety: Since PPSA provides isolation, it allows the systems in which it is used to be grounded. Non-grounded systems require additional safeguards to pass U.S. safety regulations, which increase system cost and reduce efficiency.
•	Inverter Efficiency: Efficiency is the measure of power out of the inverter as a percentage of the power into the inverter. Thus, high efficiency PV inverters use less power in the conversion process and supply more power for use. In the California Energy Commission (“CEC”) weighted efficiency test, our 30kW PV inverter efficiency is 96.5% as measured by Intertek, a company engaged in product testing and inspection as well as industry certification. This is one of the highest PV inverter efficiencies for approved PV inverters with isolation, as shown on the CEC website. In addition, our battery converter has achieved efficiencies of over 96%, which we believe is superior to competing systems. The efficiency improvement can be more significant when operating the system at relatively low rated power, which is more common in battery systems than in PV systems.

Figure 3: PPSA Efficiency Comparison

•	Scalability/Flexibility: PPSA technology uses standardized hardware with application specific software, thus providing more scalability that we believe will allow us, and our licensees, to rapidly develop products for new applications. PPSA’s flexibility enables uses from small commercial-scale (below 10kW) to utility-scale (over 1MW).
•	Reliability: Our technology enables a simplified product that eliminates several common failure modes. Our products use no electrolytic capacitors. We believe that this design feature, together with our other design improvements, increases overall reliability.

We are currently working on a next generation bi-directional insulated gate bipolar transistors (“BD-IGBT”) with funds from a $2.5 million ARPA-E grant from the U.S. Department of Energy. For a discussion of the economic terms and conditions of the ARPA-E grant, please see the discussion in the section of this report titled “Management’s Discussion and Analysis of Results of Operations and Financial

Condition — Critical Accounting Policies — Revenue Recognition”. We believe this funding is sufficient to demonstrate the capability of our bi-directional power switch technology and build prototypes of our PPSA products with these switches. If successful, we believe these BD-IGBTs will further improve our key technology metrics. Research universities and commercial vendors are working on this project under our direction.

Business Strategy

Our business strategy is to promote and expand the uses of our PPSA platform technology initially through product sales, followed by licensing these product designs to OEMs and also through strategic development relationships to expand the range of markets serviced with our technology.

Licensing Approach:  We are focused on licensing our proprietary power conversion PPSA technology to OEMs. We will seek license fees and royalties from OEMs based on the sales of their products integrating PPSA technology. We believe that OEMs could achieve higher margins by providing PPSA-enabled products to system integrators. We are targeting OEMs in the PV inverter, distributed grid energy storage converter, and EV DC charging markets as potential commercial licensees of our PPSA technology. We believe strategic relationships with key OEM licensees would enable us to reap the benefits of our technology much faster than by manufacturing, distributing or installing products ourselves. We believe this business model will also allow us to concentrate our efforts and resources on projects more in line with our expertise. As we develop new applications for our technology, we expect to target new strategic relationships in different market sectors.

Products:  We believe that our products demonstrate the advantages of our technology for OEMs with whom we seek to form strategic development relationships. As noted above, we have completed development of our first two products, a 30kW PV inverter (for the PV market) and a 30kW battery converter (for the distributed grid energy storage market). At Intertek, these products have passed UL1741, a rigorous set of performance and safety tests required for connection to the power grid in the U.S. and several other countries.

Our next planned product is a 30kW 3-port hybrid converter, intended for integrating PV, grid energy storage, and DC charging systems. We believe this product will improve energy and cost-efficiency over conventional solutions. After that, we intend to develop a 30kW micro-grid converter that we expect will add new capabilities to support off grid and emergency back-up power applications.

The development of the hybrid converter and micro-grid converter will be our largest new product development effort. We are pursuing incremental funding for this development through Department of Energy grants, which we may or may not receive. We received a Department of Energy Small Business Innovation Research (“SBIR”) Phase I grant in the amount of $150,000, which we used for funding development of the new hardware design. We successfully completed the work funded by the grant in May 2013, when we delivered proof-of-concept prototype samples of the hybrid converter to NREL for evaluation.

The first step of the development process was to create a new 3-port hardware design to be used for both products. This was completed in May 2013; however, we expect to make some incremental hardware design improvements based on initial hardware testing.

For the hybrid converter, we will first develop enhanced embedded control software that will control multi-port power flow. When this is completed, we plan to sell sample products to early customers, and then make incremental hardware and software improvements based on feedback from these early customers. After these improvements are implemented, we expect to work with Intertek on industry certification, including UL1741 compliance.

We expect that the micro-grid converter development process will be broadly similar to that of the hybrid converter. We plan to refine the embedded control software in order to enable the micro-grid converter to support off-grid operation or to be used as a battery backup power system during grid faults. We then plan to sell samples to early customers in order to gather feedback to further improve the product. Finally, the micro-grid converter will also require certification.

Figure 4: Planned Product Pipeline

We are focusing our long-term development efforts on our next-generation BD-IGBT. Uni-directional IGBTs are widely used in power converters. Conventional power converters and IGBT power switches conduct and block current in a single direction. Currently, we successfully use these standard uni-directional IGBTs in our PPSA systems.

Bi-directional power switches conduct and block current in both directions; if we are able to successfully design and build these, we believe they would enhance several key metrics of the PPSA platform. In addition, if we redesign our products to utilize these bi-directional switches, we believe we will be able reduce the number of components in our system, which may further reduce material costs and improve efficiency.

Figure 5: Potential Benefits of BD-IGBT Power Switch Components

*Expected date for BD-IGBT to be developed.

Our BD-IGBT development effort is being funded by the U.S. Department of Energy’s $2.5 million ARPA-E grant. We believe the Department of Energy grant will be sufficient to prove this technology’s capability and build a prototype PPSA product with these switches.

Intellectual Property:  As a company primarily focused on licensing, we expect that our most valuable asset will be our intellectual property. This includes U.S. and foreign patents, patent applications, common-law trademarks, trade secrets and know-how. We are pursuing an aggressive intellectual property strategy.

We have 19 issued U.S. patents and one issued Chinese patent. We have filed numerous additional pending U.S., foreign and international patent applications. The pending foreign and international patent applications, barring unforeseen problems, are expected to provide patent protection in additional countries including the European Union, China, India, Korea, Malaysia, the Philippines, Singapore and Brazil. We expect to file a significant number of additional patent applications as our technology matures. The issue date and expiration date of our issued U.S. patents is included in the table below:

Title	Number	Issued	Expires
Universal Power Converter	7,599,196	6-Oct-09	6-Oct-2028
Universal Power Converter Methods	7,778,045	17-Aug-10	5-Jun-2029
Power Conversion with Added Pseudo-Phase	8,295,069	23-Oct-12	17-Aug-2030
Converter For Enhanced Efficiency Power Conversion	8,300,426	30-Oct-12	30-Mar-2028
Universal Power Converter with Bidirectional Switching Devices	8,345,452	1-Jan-13	6-Jun-2027
Power Transfer Devices, Methods, and Systems with Crowbar Switch Shunting Energy-Transfer Reactance	8,391,033	5-Mar-13	29-Jun-2030
Buck-Boost Power Converter Circuits, Methods and Systems	8,395,910	12-Mar-13	6-Jun-2027
Universal Power Converter with Two Input Drive Operations During Each Half-Cycle	8,400,800	19-Mar-13	6-Jun-2027
Power Conversion with Added Pseudo-Phase	8,406,025	26-Mar-13	17-Aug-2030
Power Transfer Devices, Methods, and Systems with Crowbar Switch Shunting Energy-Transfer Reactance	8,432,711	30-Apr-13	29-Jun-2030
Power Transfer Devices, Methods, and Systems with Crowbar Switch Shunting Energy-Transfer Reactance	8,441,819	14-May-13	29-Jun-2030
PV Array Systems, Methods, and Devices with Improved Diagnostics and Monitoring	8,446,042	21-May-13	30-Nov-2031
PV Array Systems, Methods, and Devices with Improved Diagnostics and Monitoring	8,446,043	21-May-13	30-Nov-2031
Power Transfer Devices, Methods, and Systems with Crowbar Switch Shunting Energy-Transfer Reactance	8,446,705	21-May-13	29-Jun-2030
Power Transfer Devices, Methods, and Systems with Crowbar Switch Shunting Energy-Transfer Reactance	8,451,637	28-May-13	29-Jun-2030
Photovoltaic Array Systems, Methods, and Devices with Bidirectional Converter	8,461,718	11-Jun-13	30-Nov-2031
Photovoltaic Array Systems, Methods, and Devices with Bidirectional Converter	8,471,408	25-Jun-13	30-Nov-2031
Power Conversion with Added Pseudo-Phase	8,514,601	20-Aug-13	17-Aug-2030
Power Conversion with Current Sensing Coupled through Saturating Element	8,531,858	10-Sep-13	30-Nov-2031
Universal Power Converter	CN101523710B	5-Mar-14	6-Jun-2027

Our background research has not identified any public information, such as patents or published articles, relating to our technology that would restrict our freedom to operate our business as currently conducted and contemplated by us in our future operations. However, on October 4, 2013 we received a letter from a competitor alleging that the system architecture that appears on our website “appears” to infringe on patents licensed to or held by the competitor. The letter asks that we explain why we believe that our technology does not represent an infringement. We have investigated this claim and we have determined that the allegation is without merit. No resolution regarding this assertion has been reached. If we cannot resolve this matter, the cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert management’s attention from our day-to-day operations. As we continue to grow and to develop our intellectual property, we expect to attract threats from patent monetization firms or competitors alleging infringement of intellectual property rights.

We rely on a combination of patent filings, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with our employees and others, to establish and protect our intellectual property rights. In addition, the software that is shipped with our products is encrypted, which makes it very difficult for potential patent infringers to reverse-engineer our products.

Target Markets

We believe that our PPSA technology has the potential to impact large global markets that currently rely upon high-power electronic power converters, including PV inverters, EV charging infrastructure, grid-storage battery converters and micro-grids. Several of these are multi-billion dollar global markets. We are carefully selecting which market segments to participate in based on time-to-market for our PPSA platform and market size/growth rate. We are currently targeting the following three market segments.

PV Inverter Market

The U.S. Energy Information Administration forecasts solar capacity to grow by more than 1000% from 2011 to 2040, representing an increase in power production of 46GW. Industry analysts estimated the global PV inverter market at approximately $7.1 billion in 2012. Analysts also forecast significant growth in the installed base of PV inverters, from 30GW in 2012 to over 58GW in 2017, representing a CAGR of 13.8%.

The rapid growth in solar installations is due to a mix of declining system prices, subsidies and increasing environmental initiatives. Since 2008, module prices have fallen by 80%. Balance of system costs — which include PV inverters, installation cost, shipping cost, regulatory costs, and cabling and wiring systems — are becoming more important as their proportional share of total overall cost has risen over the years.

Our product for the PV market is a 30kW PV inverter. We believe that it is the only technology capable of offering a transformer-less inverter with isolation at reasonable economics. We believe our PV inverter product validates our unique technology in one of its simplest implementations. We believe PPSA-based converters provide the following advantages:

•	Lighter weight and smaller size, reducing logistics and installation cost as well as footprint
•	Higher efficiencies, thereby increasing energy production
•	Flexibility of installation
•	Electrical isolation

Our current 30kW PV inverter with electrical isolation weighs 97 pounds compared to about 1,200 pounds for typical PV inverters that provide comparable electrical isolation. The product supports standard grounded PV arrays (with both unipolar and bipolar configurations) without requiring an internal or external transformer. Its small, lightweight design allows simple installation indoors or outdoors. The PV inverter completed industry certifications in May 2012, and has industry standard features. As of December 31, 2013, we have sold production units to PV inverter installation companies with installations in Texas, California, Oregon, Colorado, and Arizona.

Figure 6: Seven of our 30kW PV inverters in use at the University of Texas-Austin

Distributed Grid Energy Storage Market

One key reason some customers have been slow to adopt renewable sources is that power is not necessarily produced when customers need it. PV only produces energy when the sun is shining, and wind turbines only when the wind is blowing. Consequently, customers who cannot use the power produced at those times may waste the excess power. This diminishes the value of using renewables.

Some utility jurisdictions have a “net metering” policy, which allows customers to sell their excess electric power to the utility and then purchase it back when needed at the same price. In effect, the local utility and power grid act as a remote battery system for energy consumers in these jurisdictions. As the penetration of renewables increases, utilities will be under financial pressure to reduce or discontinue net metering policies, as they receive no compensation for this service. Thus, we believe that utilities will, in the future, seek to reduce or discontinue net-metering policies, and by doing so, create market demand for local energy storage systems. In the United States, a key driver for the use of energy storage is to reduce utility demand charges. Peak demand charges can account for a significant portion of the electricity bill for commercial and industrial customers. Therefore, it may be financially attractive for commercial buildings, for example, to reduce peak loads in order to limit peak demand charges.

In the United States, avoiding peak demand charges can make installation of commercial energy storage systems financially attractive. In many cases the payback time for the end user can be quicker than with grid-connected residential or utility-scale systems. Therefore, there is great potential for suppliers to target combined commercial-scale PV and grid energy storage systems in the U.S. The Americas are predicted to remain the largest market for energy storage in grid-connected commercial PV systems over the next five years, increasing from an estimated 1.4MW of PV systems with installed storage in 2012 to 900MW in 2017, a CAGR of 264%. The California grid operator has issued a mandate for over 1GW of new energy storage to be installed by 2020, and we believe other states and countries will increasingly consider grid storage to firm intermittent renewables and improve grid resiliency.

Our product for this market is a 30kW battery converter. It is suitable for several emerging grid energy storage applications, including commercial peak demand reduction and buffering high power EV DC chargers and bidirectional EV DC chargers. Our battery converter completed industry certification in January 2013. As of December 31, 2013, we have sold this product to customers in California, Colorado, Michigan, New Jersey,

Ohio, Oregon, Washington and Wisconsin. We have made commercial sales to Sharp, Powin Energy, Green Charge Networks and others. We have made Commercial Off The Shelf (“COTS”) government sales to the NREL and the U.S. Navy.

We plan to migrate early customer designs from our 2-port battery converter to our 3-port hybrid converter when it becomes available. We believe this will allow a lower cost, more efficient integrated solution for supporting both commercial-scale grid energy storage and PV inverter functions. We plan to further develop a 3-port micro-grid converter that could use similar hardware to the hybrid converter but may also provide new capabilities to provide emergency backup power or operate off-grid. This will allow our customers to add emergency backup power capabilities to these systems or operate them in remote off-grid installations.

Figure 7: Our 30kW battery converter used for containerized grid energy storage undergoing testing at the Bonneville Power Authority, Washington

DC Charging Market

Alternatives to gas-powered cars have historically comprised a small portion of the overall automotive market. We believe this is changing rapidly. Based on industry reports, consumers will soon have a greater selection of EVs including both plug-in hybrid electric vehicles and fully electric vehicles.

A major limitation of EVs is their limited driving range on batteries and the recharging time to extend this range. EVs have an on-board charger that converts the low voltage AC power in a home to the DC power needed for charging EV batteries. The on-board charger is typically small and light, to enable it to fit inside the car. Because of these limitations, the charger takes about 8 hours for a full charge (which provides a driving range of about 100 miles).

A DC charger or fast charger contains a high-powered charger located outside the car. This off-board charger has the potential to fully charge a car in about 30 minutes. EV fast chargers are used to extend the driving range without the long charging time of low power on-board chargers and can also improve charging efficiency. Navigant Research (2013) forecasts the shipments of DC chargers increasing from 9,000 in 2013 to 98,000 in 2020.

DC chargers can incur high demand charges, which translate into high operating costs for DC charging stations. A typical 50kW DC charger in Southern California can fully charge a Nissan Leaf for less than $4 per vehicle, but the utility peak demand charges on the installation can be more than $1000/month.

We have a 30KW battery charger for this market that exhibits the characteristics of our PPSA technology. Our PPSA-enabled battery charger is 95% efficient. Competing chargers have approximately 90% efficiency, which means that they may waste twice as much energy as our products do. This improved efficiency should result in lower electricity expense. We believe our system is more efficient because competing EV DC chargers may require an isolation transformer, while our system provides the necessary isolation without a transformer.

We are currently developing a 30kW 3-port hybrid converter for this market. We expect this to be our first product to exploit the single-stage multi-port capabilities of our technology. We are designing this product to include two DC ports and one AC grid port that will combine the capabilities of our existing PV inverter and battery converter. We believe, if the product performs as planned, it would perform at lower cost and higher efficiency than other hybrid converters.

We believe that our hybrid converter product could have an impact on the DC charging market by integrating efficient buffer battery storage to reduce demand charges, and PV to allow efficient charging directly from distributed resources. We expect the efficiency, flexibility, and cost benefits of our technologies to contribute to the spread of DC charging stations; as such, we are seeking to establish early leadership in the DC fast charging infrastructure market.

NRG Energy, Inc. (“NRG”) has received approval from the California Energy Commission to invest $1.9 million for a Modular Micro-Grid DC Charging Technology Demonstration Program that may develop and demonstrate a new EV DC charging solution using our 30kW 2-port battery converter and 3-port hybrid converter. After successful technical and economic demonstration, NRG intends to deploy these solutions, including the hybrid converter, into its broad EV charging station rollout. NRG believes that our power converter systems will reduce installation and operational costs and create new value streams for the commercial building owners hosting the EV charging infrastructure and grid operator. The additional flexibility and functionality of this platform can lower total lifetime cost of ownership of EV DC charging infrastructure.

Figure 8: Our 30kW battery converter used for bi-directional DC charging at the National Renewable Energy Laboratory, Colorado

Other Markets

As mentioned above, our technology may be applicable to a wide variety of power conversion needs. This may include, among others, the variable frequency motor drive market, uninterruptible power supply market, or the solid-state transformer market. We will continue to evaluate new markets to determine their fit with the criteria we outlined above: our time-to-market and market size/growth rate.

Early Development Relationships

PPSA has gained early validation from licensing and development arrangements with organizations in both the private and public sectors.

Lockheed Martin Corporation (“LMC”):  We received approximately $1.3 million in early revenues from LMC from a License Agreement and a Subcontractor Development Agreement, both of which were entered into in December 2009. We received approximately $1.1 million from a subcontract project to develop hardware and provide technical support for LMC’s Hybrid Intelligent Power development contract from the U.S. Army Communications-Electronics Research, Development and Engineering Center. We completed this work in early 2012 and do not expect additional revenues for subcontract development.

Pursuant to the License Agreement, LMC has the non-exclusive right to use our initial patents for government and mobile applications. Mobile applications are defined in the License Agreement as “products contained in an air, ground, water or space vehicle or that are intended to be transported from time to time from one location to another.”

LMC is required to pay us a royalty of 3% on sales of any products that leverage our technology. Additionally, through December 31, 2013, LMC was required to pay us minimum annual royalties in order to retain its exclusive rights for government applications. LMC notified the Company in February 2014 that it would not pay the annual royalty for 2014 and thus no longer has an exclusive right for government applications. We earned $230,000 in annual licensing revenues from LMC through December 31, 2013 and will no longer receive annual licensing revenues under this agreement.

Department of Energy:  We have been awarded two significant grants from the U.S. Department of Energy. We have received approximately $2.1 million in revenue from these grants. These grants provided funding for long-term research and next generation product development. We expect to receive additional revenue from these grants until they are completed. We plan to apply for additional government grants in the future.

We received an award of $2.5 million from ARPA-E. As of December 31, 2013 we recognized revenue of $1,923,000, leaving $577,000 of the award value remaining to be recognized over for the next 13 months. We are using this award to develop and commercialize our BD-IGBT technology. While we currently successfully use commodity silicon IGBT and diode components in our products, we are developing BD-IGBT components that we believe could significantly improve the efficiency, weight, and manufacturing costs of our products. Research universities and commercial vendors are working under our direction and are receiving the majority of the ARPA-E program funding. We believe this funding will be sufficient to develop and demonstrate the BD-IGBT power switch in a PPSA prototype system.

Our second Department of Energy award was a $150,000 Phase I SBIR grant. We used this grant to develop early prototypes of a 3-port hybrid converter. We completed this project in May 2013 and we do not expect to receive further awards from the Department of Energy for this project.

National Renewable Energy Laboratory:  On May 13, 2013 we announced a Cooperative Research and Development Agreement to use our technology to develop and test next generation electric vehicle DC charging infrastructure solutions. The goal of this effort is to create standard reference designs using our patented technology in the 3-port hybrid converter that can readily be adopted by commercial and municipal EV fleets, military installations, and public infrastructure. These reference designs seek to improve the cost, efficiency and reliability of power conversion between EVs, solar panels, storage batteries and electric grid, as well as provide grid energy storage and emergency backup power capabilities.

Competition

We compete against well-established incumbent power conversion technologies. We believe that, for the markets we have identified, our technology provides significant competitive advantages, however, we do not currently have a significant competitive presence in our industry.

Transformer Based Technologies:  Transformer-based inverters are the conservative choice, as they have been in the market longer than any other system. They provide isolation, but are big and heavy. There have been significant improvements in the efficiency of transformer-based inverters over the years, but we believe further improvements are limited because of the transformer requirements. The major suppliers in this market include: SMA, Advanced Energy, and Schneider Electric.

Transformer-Less Technologies:  Transformer-less inverters are the norm in the European market for PV applications; they are lighter and more efficient than transformer based inverters. They have been obtaining market share in the U.S. market because of these characteristics. The drawback of transformer-less inverters is that they provide no electrical isolation. SMA, Power One (acquired by ABB), REFUsol (acquired by Advanced Energy), Kaco, and Fronius compete in this market.

Inverter with High Frequency Transformers:  Inverters with high frequency transformers provide isolation without the weight of a transformer-based inverter. However, high frequency inverters lose competiveness as they scale-up in power. This is because in contrast to traditional inverters, high frequency inverters do not become more efficient or less costly per watt of power they convert. Power One and SMA are the key suppliers in this market.

Micro-inverters:  In a string of PV modules connected to a string inverter, if one of the modules is in the shade, that one low-performing module constrains the output of the whole string. The problem is resolved by using micro-inverters connected to each module. However, large arrays of microinverters are expensive to produce and install, which mainly relegates their use to the residential market. The leader in micro inverters is Enphase.

Research and Development Costs

During the years ended December 31, 2013 and December 31, 2012, we incurred $2,643,096 and $1,760,111, respectively, in research and development costs, of which $1,430,798 and $709,954, respectively, were included in cost of revenues and $1,212,298 and $1,050,157, respectively, were included in operating expenses.

Manufacturing

We currently use subcontractors to assemble and test our product from our designs using commodity materials and components.

Employees

As of March 26, 2014, we had 13 full-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

Industry Certifications

Industry certifications are generally required for our products. The main certification requirement is UL1741, which tests and guarantees grid safety and product safety for distributed generation sources including PV inverters, battery converters, and bi-directional EV chargers. A National Recognized Testing Laboratory (“NRTL”) must complete the certification before our customers may install and use our products in the United States.

We have worked with Intertek, an NRTL, for these certifications and have completed testing and received authorization to use their ETL mark on our 30kW PV inverter and 30kW battery converter. While we have been able to rapidly and timely complete these certifications, which we believe is indicative of our commitment to the development of our technology, we may not be as successful in completing certification in a timely manner on future products, such as our 3-port hybrid converter, which could limit our ability to bring such products to market.

Europe and Japan have different certification test procedures, but generally test for similar capabilities. We do not have familiarity with these other grid safety certifications; however, such certifications are likely to be required to sell our products in these regions. Geographic regions outside of North America, Europe and Japan generally do not have specific certification requirements, but may require one or more of the other regional certifications before products are approved for sale.

Government Regulation

Government approval is not required for us to sell our products. However government support for renewable energy, grid storage, electric vehicle charging infrastructure and improved grid resiliency may impact growing markets that we service. Utility regulations and support may also impact these end markets. Government and utility support for these markets is generally required near term for these markets to grow and changes in policy by governments or utilities may limit the market opportunities for our products.

ITEM 1A:	RISK FACTORS

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock is speculative and involves a high degree of risk. In evaluating an investment in shares of our common stock, you should carefully consider the risks described below, together with the other information included in this report.

The risks described below are not the only risks we face. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize, that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Business

We lack an established operating history on which to evaluate our business and determine if we will be able to execute our business plan, and we can give no assurance that our operations will result in profits.

We were formed in Texas on May 17, 2007 and converted to a Delaware corporation on July 15, 2013; therefore, we have a limited operating history that makes it difficult to evaluate our business. We have been granted patents by the United States of America and China and we have currently pending patent applications with the United States Patent and Trademark Office and equivalent offices in the European Union, India, Malaysia, Singapore, the Philippines, South Korea, China, Brazil and Canada for our power converter technology and our methods of operation, as well as various improvements on and applications of our basic power converter design. We have also had our designs validated by UL certifications from Intertek, the California Energy Commission, and several photovoltaic (“PV”) inverter installations. However, we have only recently begun sales of our products, and we cannot say with certainty when we will begin to achieve profitability. No assurance can be made that we will ever become profitable.

We have incurred losses in prior periods and expect to incur losses in the future. We may never be profitable.

Since our inception on May 17, 2007 through December 31, 2013, we sustained $16,752,212 in net losses and we had net losses for the years ended December 31, 2013 and 2012 of $9,551,698 and $4,647,219, respectively. We expect to continue to sustain losses for the foreseeable future.

As sales of our products have generated minimal operating revenues, we have relied on borrowings under convertible promissory notes, governmental grants and, recently, proceeds from our initial public offering to continue our operations. If we are unable to raise funds through equity or debt offerings, there can be no assurance that we will be able to implement our business plan, generate sustainable revenue or ever achieve profitable operations. We expect to have operating losses until such time as we develop a substantial and stable revenue base. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.

To date we have had a limited number of customers. We cannot assure you that our customer base will increase.

One customer, the Department of Energy, from which we received $1,229,000 in net revenues in 2013, accounted for 65% of net revenue for the year ended December 31, 2013. Two customers, the Department of Energy and Lockheed Martin Corporation (“LMC”), from which we received $694,000 and $153,900, respectively, in net revenues in 2012, accounted for 75% of net revenue for the year ended December 31, 2012. The Company sold its products to a limited number of customers in 2013.

We may not be able to meet our product development and commercialization milestones.

Product development and testing are subject to unanticipated and significant delays, expenses and technical or other problems. We cannot guarantee that we will successfully achieve our milestones within our planned timeframe or ever. Our plans and ability to achieve profitability depend on acceptance of our technology and our products by key market participants, such as vendors and marketing partners, and potential end-users of our products. We continue to educate designers and manufacturers about our solar PV inverters, grid-battery converters, and electrified vehicle (“EV”) charging infrastructure. More generally, the commercialization of our products may also be adversely affected by many factors not within our control, including:

•	the willingness of market participants to try a new product and the perceptions of these market participants of the safety, reliability, functionality and cost effectiveness of our products;
•	the emergence of newer, possibly more effective technologies;
•	the future cost and availability of the raw materials and components needed to manufacture and use our products; and
•	the adoption of new regulatory or industry standards that may adversely affect the use or cost of our products.

Accordingly, we cannot predict that our products will be accepted on a scale sufficient to support development of mass markets for them.

We must achieve design wins to retain our existing customers and to obtain new customers, although design wins achieved do not necessarily result in substantial sales.

The constantly changing nature of technology in the markets we serve causes equipment manufacturers to continually design new systems. We must work with these manufacturers early in their design cycles to modify our equipment or design new equipment to meet the requirements of their new systems. Manufacturers typically choose one or two vendors to provide the components for use with the early system shipments. Selection as one of these vendors is called a design win. It is critical that we achieve these design wins in order to retain existing customers and to obtain new customers.

We believe that equipment manufacturers often select their suppliers based on factors including long-term relationships and end user demand. Accordingly, we may have difficulty achieving design wins from equipment manufacturers who are not currently our customers. In addition, we must compete for design wins for new systems and products of our existing customers, including those with whom we have had long-term relationships. Our efforts to achieve design wins are time consuming, expensive, and may not be successful. If we are not successful in achieving design wins, or if we do achieve design wins but our customers’ systems that utilize our products are not successful, our business, financial condition, and results of operations could be materially and adversely impacted.

Once a manufacturer chooses a component for use in a particular product, it is likely to retain that component for the life of that product. Our sales and growth could experience material and prolonged adverse effects if we fail to achieve design wins. However, design wins do not always result in substantial sales, as sales of our products are dependent upon our customers’ sales of their products.

The prototype of our new 3-port hybrid converter may not provide the results we expect, may prove to be too expensive to produce and market, or may uncover problems of which we are currently not aware, any of which could harm our business and prospects.

We are currently developing our prototype of a 3-port hybrid converter, which is an integrated solar PV inverter and battery charger/inverter, based on improvements to our current PV inverter products. We do not yet know if the prototype will produce positive results consistent with our expectations. The prototype may also cost significantly more than expected, and the prototype design and construction process may uncover problems of which we are currently not aware. These and other prototypes of emerging products are a material part of our business plan, and if they are not proven to be successful, our business and prospects could be harmed.

We have received grant funds from the United States for the development of a bidirectional insulated gate bipolar transistor (“BD-IGBT”). In certain instances, the United States may obtain title to inventions related to this effort. If we were to lose title to those inventions, we may have to pay to license them from the United States in order to manufacture the BD-IGBT. If we were unable to license those inventions from the United States, it could slow down our product development.

In conjunction with the Advanced Research Projects Agency-Energy (“ARPA-E”) grant we received from the Department of Energy, we granted to the United States a non-exclusive, nontransferable, irrevocable, paid-up license to practice or have practiced for or on behalf of the United States inventions related to the BD-IGBT and made within the scope of the grant. If we fail to disclose to the Department of Energy an invention made with grant funds that we disclose to patent counsel or for publication, or if we elect not to retain title to the invention, the United States may request that title to the subject invention be transferred to it.

We also granted “march-in-rights” to the United States in connection with any BD-IGBT inventions in which we choose not to retain title, if those inventions are made under the ARPA-E grant. Pursuant to the march-in-rights, the United States has the right to require us, any person to whom we have assigned our rights, or any exclusive licensee to grant a non-exclusive, partially exclusive, or exclusive license in any field of use to a responsible applicant upon terms that are reasonable. If the license is not granted as requested, the United States has the right to grant the license if it determines that we have not achieved practical application of the invention in the field of use, the action is necessary to alleviate health or safety needs, the action is necessary to meet requirements for public use specified by Federal regulations and such requirements have not been satisfied, or the action is necessary because an agreement to manufacture the invention in the United States has not been obtained or waived or because any such agreement has been breached.

If we lost title to the United States as a result of any of these events, we would have to pay to license the inventions to manufacture the BD-IGBT from the United States. If we were unable to license those inventions from the United States, it could slow down our product development.

We have entered into a Cooperative Research and Development Agreement with the National Renewable Energy Lab (“NREL”). Under that agreement, the United States Government and NREL will have licenses to inventions made under that contract.

As we announced in May 2013, we have entered into a Cooperative Research and Development Agreement (“CRADA”) with NREL. The CRADA provides that NREL and the Company will jointly develop and demonstrate a hybrid power converter system which includes bi-directional electric vehicle charging, photovoltaic generation, and stationary battery storage using our 3-port hybrid converter. Together with NREL, we will also jointly investigate synergies in tightly integrating these separate power conversion systems.

The United States retains a nonexclusive, nontransferable, irrevocable, paid-up license to practice or to have practiced for or on behalf of the United States every invention made under this CRADA. The same licensing terms may apply to NREL’s operator, the Alliance for Sustainable Energy LLC.

This agreement also grants “march-in-rights” to the United States in connection with any inventions made under this contract in which we choose not to retain title, if those inventions are made under the CRADA contract. Pursuant to the march-in-rights, the United States has the right to require us, any person to whom we have assigned our rights, or any exclusive licensee to grant a non-exclusive, partially exclusive, or exclusive license in any field of use to a responsible applicant upon terms that are reasonable. If the license is not granted as requested, the United States has the right to grant the license if it determines that we have not achieved practical application of the invention in the field of use, the action is necessary to alleviate health or safety needs, the action is necessary to meet requirements for public use specified by Federal regulations and such requirements have not been satisfied, or the action is necessary because an agreement to manufacture the invention in the United States has not been obtained or waived or because any such agreement has been breached.

We do not expect to make any inventions under the CRADA.

As we continue to grow and to develop our intellectual property, we expect to attract threats from patent monetization firms or competitors alleging infringement. We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

As we continue to grow and to develop our intellectual property, we expect to attract threats from patent monetization firms or competitors alleging infringement of intellectual property rights. For example, on October 4, 2013 we received a letter from a competitor alleging that the system architecture that appears on our website “appears” to infringe on patents licensed to or held by the competitor. We have investigated this claim and we have determined that the allegation is without merit. No resolution regarding this assertion has been reached. If we cannot resolve this matter, the cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert management’s attention from our day-to-day operations. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we do not prevail in this type of litigation, we may be required to: pay monetary damages; stop commercial activities relating to our product; obtain one or more licenses in order to secure the rights to continue manufacturing or marketing certain products; or attempt to compete in the market with substantially similar products. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue some of our operations. In addition, a court may require that we pay expenses or damages, and litigation could disrupt our commercial activities.

We expect to license our technology in the future; however the terms of these agreements may not prove to be advantageous to us. If the license agreements we enter into do not prove to be advantageous to us, our business and results of operations will be adversely affected.

Our goal is to license our technology to our customers. However, we may not be able to secure license agreements with customers on terms that are advantageous to us. Furthermore, the timing and volume of revenue earned from license agreements will be outside of our control. If the license agreements we enter into do not prove to be advantageous to us, our business and results of operations will be adversely affected.

We have not devoted significant resources towards the marketing and sale of our products and we continue to rely on the marketing and sales efforts of third parties whom we do not control.

To date, we have sold low volumes of our solar PV inverter and battery converter products and, even after adding industry veterans to our staff, we continue to experience a learning curve in the marketing and sale of products on a commercial basis. We expect that the marketing and sale of these products will continue to be conducted by a combination of independent manufacturers’ representatives, third-party strategic partners, distributors, or original equipment manufacturers (“OEMs”). Consequently, commercial success of our products will depend to a great extent on the efforts of others. We intend to enter into strategic marketing and distribution agreements or other collaborative relationships to market and sell our solar PV inverter, battery converter and other value added products. However, we have not entered into any strategic marketing or material distribution agreements at this time. We have entered into one distribution agreement with a large electrical equipment distributor, but have not sold any products through that distributor thus far. We may not be able to identify or establish appropriate relationships in the near term or in the future. We can give no assurance that these distributors or OEMs will focus adequate resources on selling our products or will be successful in selling them. In addition, third-party distributors or OEMs have or may require us to provide volume price discounts and other allowances, customize our products or provide other concessions that could reduce the potential profitability of these relationships. Failure to develop sufficient distribution and marketing relationships in our target markets will adversely affect our commercialization schedule and to the extent we have entered or enter into such relationships, the failure of our distributors and other third parties to assist us with the marketing and distribution of our products, or to meet their monetary obligations to us, may adversely affect our financial condition and results of operations.

A material part of our success depends on our ability to manage our suppliers and manufacturers. Our failure to manage our suppliers and manufacturers could materially and adversely affect our results of operations and relations with our customers.

We rely upon suppliers to provide the components necessary to build our products and on contract manufacturers to produce our products. There can be no assurance that key suppliers and manufacturers will provide components or products in a timely and cost efficient manner or otherwise meet our needs and expectations. Our ability to manage such relationships and timely replace suppliers and manufacturers, if necessary, is critical to our success. Our failure to timely replace our contract manufacturers and suppliers, should that become necessary, could materially and adversely affect our results of operations and relations with our customers.

Our business is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our activities.

There is no assurance that we will operate profitably or generate positive cash flows in the future. In the future, we may require additional financing in order to sell our then current products and to continue the research and development required to produce our next generation of products. At that time, we may not be able to obtain financing on commercially reasonable terms or at all. If we do not obtain such financing when needed, our business could fail.

The economic downturn in the United States has adversely affected, and is likely to continue affecting, our ability to raise capital, which may potentially impact our ability to continue our operations.

As a company that is still in the process of developing its technology, we may need to rely on raising funds from investors to support our future research and development activities and our operations. The economic downturn in the United States has resulted in a tightening of the credit markets, which has made it more difficult to raise capital. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations or even cease operating altogether.

We are subject to credit risks.

Some of our customers may experience financial difficulties and/or may fail to meet their financial obligations to us. As a result, we may incur charges for bad debt provisions related to some trade receivables. In certain cases where our end customers utilize contract manufacturers or distributors, our accounts receivable risk may lie with the contract manufacturer or distributor and may not be guaranteed by the end customer. In addition, in connection with the growth of the renewable energy market, we are gaining a substantial number of new customers, some of which have relatively short histories of operations or are newly formed companies. As a result, it is difficult to ascertain financial information in order to appropriately extend credit to these customers. Further, the volatility in the renewable energy market may put additional pressure on our customers’ financial positions, as they may be required to respond to large swings in revenue. The renewable energy industry has also seen an increasing amount of bankruptcies and reorganizations as the availability of financing has diminished.

If customers fail to meet their financial obligations to us, or if the assumptions underlying our recorded bad debt provisions with respect to receivables obligations do not accurately reflect our customers’ financial conditions and payment levels, we could incur write-offs of receivables in excess of our provisions, which could have a material adverse effect on our cash flow and operating results.

We may not be able to control our warranty exposure, which could increase our expenses.

We currently offer and expect to continue to offer a warranty with respect to our power converters and we expect to offer a warranty with each of our future product applications. If the cost of warranty claims exceeds any reserves we may establish for such claims, our results of operations and financial condition could be adversely affected.

We may be exposed to lawsuits and other claims if our products malfunction, which could increase our expenses, harm our reputation and prevent us from growing our business.

Any liability for damages resulting from malfunctions of our products could be substantial, increase our expenses and prevent us from growing or continuing our business. Potential customers may rely on our products for critical needs, such as backup power. A malfunction of our products could result in warranty claims or other product liability. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products. This could result in a decline in demand for our products, which would reduce revenue and harm our business. Further, since our products are used in devices that are made by other manufacturers, we may be subject to product liability claims even if our products do not malfunction.

We are highly dependent on the services of William Alexander, as well as other key members of our executive management team. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.

Our ability to implement our business plan depends, to a critical extent, on the continued efforts and services of William Alexander, our founder and Chief Technology Officer, and other members of our executive management team. If we lose the services of any of these persons during this important time in our development, the loss may result in a delay in the implementation of our business plan and plan of operations. We can give no assurance that we could find satisfactory replacements for these individuals on terms that would not be unduly expensive or burdensome to us. We do not currently carry a key-man life insurance policy that would assist us in recouping our costs in the event of the death or disability of any of these persons.

Any failure by management to properly manage our expected rapid growth could have a material adverse effect on our business, operating results and financial condition.

If our business develops as expected, we anticipate that we will grow rapidly in the near future. Our failure to properly manage our expected rapid growth could have a material adverse effect on our ability to retain key personnel. Our expansion could also place significant demands on our management, operations, systems, accounting, internal controls and financial resources. If we experience difficulties in any of these areas, we may not be able to expand our business successfully or effectively manage our growth. Any failure by management to manage growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to the Industry

Our industry is intensely competitive. We cannot guarantee you that we can compete successfully.

We will be competing against providers of power converter systems that are highly established and have substantially greater manufacturing, marketing, management and financial resources including very substantial market position and name recognition. The competitors for our PV inverter products include ABB, Advanced Energy, SMA and Chint Solar. All aspects of our business, including pricing, financing and servicing, as well as the general quality, efficiency and reliability of our products, are significant competitive factors. Our ability to successfully compete with respect to each of these factors is material to the acceptance of our products and our future profitability. In addition, the solar power industry may tend to be resistant to change and to new products from suppliers that are not major names in the field. Our competitors will use their established position to their competitive advantage. If our innovations are successful, our competitors may seek to adopt and copy our ideas, designs and features. Our competitors may develop or offer technologies and products that may be more effective or popular than our products and they may be more successful in marketing their products than we are in marketing ours. Pricing competition could result in lower margins for our products.

We expect to compete on the basis of our products’ significantly lower cost, smaller footprint, and higher efficiency. Technological advances in alternative energy products or other power converter technologies may negatively affect the development of our products or make our products non-competitive or obsolete prior to commercialization or afterwards.

We cannot assure you that we will be able to compete successfully in our markets, or compete effectively against current and new competitors as our industry continues to evolve.

The reduction or elimination of government subsidies and economic incentives for energy-related technologies could harm our business.

We believe that near-term growth of energy-related technologies, including power converter technology, relies on the availability and size of government and economic incentives and grants (including, but not limited to, the U.S. Investment Tax Credit and various state and local incentive programs). These incentive programs could be challenged by utility companies, or for other reasons found to be unconstitutional, and/or could be reduced or discontinued for other reasons. The reduction, elimination, or expiration of government subsidies and economic incentives could delay the development of our technology and harm our business.

Changes to the National Electrical Codes (“NEC”) could adversely affect our technology and products.

Our products are installed by system integrators that must meet the NEC standards, including using equipment that meets industry standards such as UL1741. The NEC standards address the safety of these systems. The NEC standards, along with the UL1741 and IEEE1547 requirements, continue to evolve and are subject to change. If we respond to these changing standards and requirements more slowly than our competitors, or if we are unable to meet new standards and requirements, our products will be less competitive.

New technologies in the alternative energy industry may supplant solar PV inverter devices (including our current products for which we have patents and pending patent applications), which would harm our business and operations.

The alternative energy industry is subject to rapid technological change. Our future success will depend on the cutting edge relevance of our technology, and thereafter on our ability to appropriately respond to changing technologies and changes in function of products and quality. If new technologies supplant our power converter technology, our business would be adversely affected and we will have to revise our plan of operation.

Businesses, consumers, and utilities might not adopt alternative energy solutions as a means for providing or obtaining their electricity and power needs.

On-site distributed power generation solutions that utilize our inverter products (such as PV systems) provide an alternative means for obtaining electricity and are relatively new methods of obtaining electrical power. There is a risk that businesses, consumers, and utilities may not adopt these new methods at levels sufficient to grow our business. Traditional electricity distribution is based on the regulated industry model whereby businesses and consumers obtain their electricity from a government regulated utility. For alternative methods of distributed power to succeed, businesses, consumers and utilities must adopt new purchasing practices and must be willing to rely upon less traditional means of providing and purchasing electricity. As larger solar projects come online, utilities are becoming increasingly concerned with grid stability, power management and the predictable loading of such power onto the grid.

We cannot be certain that businesses, consumers, and utilities will choose to utilize on-site distributed power at levels sufficient to sustain our business. The development of a mass market for our products may be impacted by many factors which are out of our control, including:

•	market acceptance of PV systems that incorporate our products;
•	the cost competitiveness of these systems;
•	regulatory requirements; and
•	the emergence of newer, more competitive technologies and products.

If a mass market fails to develop or develops more slowly than we anticipate, we may be unable to recover the costs we will have incurred to develop these products.

The industries in which we compete are subject to volatile and unpredictable cycles.

As a supplier to the solar, grid energy storage, EV charging infrastructure, wind, electric motor and related industries, we are subject to business cycles. The timing, length, and volatility of these business cycles can be difficult to predict. These industries historically have been cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, inventory levels relative to demand, and access to affordable capital. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and affect our orders, net sales, operating expenses, and net income. In addition, we may not be able to respond adequately or quickly to the declines in demand by reducing our costs. We may be required to record significant reserves for excess and obsolete inventory as demand for our products changes.

To meet rapidly changing demand in each of the industries we serve, we must effectively manage our resources and production capacity. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain, and motivate and retain key employees. During periods of increasing demand, we must have sufficient manufacturing capacity and inventory to fulfill customer orders, effectively manage our supply chain, and attract, retain, and motivate a sufficient number of qualified individuals. If we are not able to timely and appropriately adapt to changes in our business environment or to accurately assess where we are positioned within a business cycle, our business, financial condition, or results of operations may be materially and adversely affected.

Risks Related to Owning Our Common Stock

We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. At present, we intend to take advantage of the exemption from the requirement of holding a nonbinding advisory vote on executive compensation but do not intend to take advantage of any of the other exemptions, other than as they apply to all other “smaller reporting companies,” though we may do so at some point in the future. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company,” we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our reporting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

If a public market for our common stock develops, it may be volatile. This may affect the ability of our investors to sell their shares as well as the price at which they sell their shares.

If a market for our common stock develops, the market price for the shares may be significantly affected by factors such as variations in the volume of trading activity, quarterly and yearly operating results, general trends in the alternative energy industry, and changes in state or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our common stock, if a market for it develops.

We have the right to issue shares of preferred stock. If we were to issue preferred stock, it is likely to have rights, preferences and privileges that may adversely affect the common stock.

We are authorized to issue 10,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. No shares of preferred stock are presently issued and outstanding and we have no immediate plans to issue shares of preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could adversely reduce the voting rights and powers of the common stock and the portion of the Company’s assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of the common stock we are offering. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of the investors in the common stock offered hereby. We cannot assure you that we will not, under certain circumstances, issue shares of our preferred stock.

We have not paid dividends in the past and have no immediate plans to pay dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to market our products and to cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, you should not expect to receive cash dividends on our common stock.

Management of our Company is within the control of the board of directors and the officers. You should not purchase our common stock unless you are willing to entrust management of our Company to these individuals.

All decisions with respect to the management of the Company will be made by our board of directors and our officers, who beneficially own 12.2% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, management will retain significant influence in electing a majority of the board of directors who shall, in turn, have the power to appoint the officers of the Company and to determine, in accordance with their fiduciary duties and the business judgment rule, the direction, objectives and policies of the Company including, without limitation, the purchase of businesses or assets; the sale of all or a substantial portion of the assets of the Company; the merger or consolidation of the Company with another corporation; raising additional capital through financing and/or equity sources; the retention of cash reserves for future product development, expansion of our business and/or acquisitions; the filing of registration statements with the Securities and Exchange Commission for offerings of our capital stock; and transactions that may cause or prevent a change in control of the Company or its winding up and dissolution. Accordingly, no investor should purchase our common stock unless such investor is willing to entrust all aspects of the management of the Company to such individuals.

We will incur significant increased costs as a result of becoming a public company that reports to the Securities and Exchange Commission and our management will be required to devote substantial time to meet compliance obligations.

As a public company reporting to the Securities and Exchange Commission, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that are expected to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Failure to build our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with applicable provisions of the Sarbanes-Oxley Act, and the related rules and regulations of the Securities and Exchange Commission, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We will need to hire or outsource additional finance personnel and build our financial infrastructure as a public company, including complying with the applicable requirements of Section 404 of the Sarbanes-Oxley Act. We may be unable to do so on a timely basis. Until we are able to expand our finance and administrative capabilities and establish necessary financial reporting infrastructure, we may not be able to prepare and disclose, in a timely manner, our financial statements and other required disclosures or comply with the applicable provisions of the Sarbanes-Oxley Act or existing or new reporting requirements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

Shares eligible for future sale may adversely affect the market for our common stock.

From time to time, holders of our restricted common stock may be eligible to sell all or some of their shares by means of ordinary brokerage transactions in the open market, pursuant to Rule 144 promulgated under the Securities Act of 1933 (the “Securities Act”), subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). In general, common stock held by affiliates may also be sold pursuant to Rule 144 after six months, subject to the current public information requirements, volume limitation requirement, broker’s sale requirement and Form 144 filing requirement. As of December 31, 2013, approximately 3,187,709 shares of our outstanding common stock were eligible for sale pursuant to Rule 144.

Furthermore, as of December 31, 2013, we had outstanding options and warrants for the purchase of 485,573 shares and 1,659,922 shares, respectively, of our common stock and we may grant additional options and/or warrants in the future. If our stock price rises, the holders may exercise their options or warrants and sell a large number of shares.

Any sale of a substantial number of shares of our common stock may have a material adverse effect on the market price of our common stock.

Any substantial sale of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

Our Certificate of Incorporation (“Certificate”) and bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our Certificate and bylaws:

•	authorize our board of directors to issue preferred stock without stockholder approval and to designate the rights, preferences and privileges of each class; if issued, such preferred stock would increase the number of outstanding shares of our capital stock and could include terms that may deter an acquisition of us;
•	limit who may call stockholder meetings;
•	do not permit stockholders to act by written consent;
•	do not provide for cumulative voting rights; and
•	provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

In addition, Section 203 of the Delaware General Corporation Law may limit our ability to engage in any business combination with a person who beneficially owns 15% or more of our outstanding voting stock unless certain conditions are satisfied. This restriction lasts for a period of three years following the share acquisition. These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock. See “Anti-Takeover Effects of Certain Provisions of Delaware Law and Our Charter Documents” for additional information.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. Presently, analysts do not publish reports on us on a regular basis, which in turn may have an adverse effect on our stock price or trading volume. If any of the analysts who cover us now or in the future issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

Our principal office is located at 5004 Bee Creek Road, Suite 600, Spicewood, Texas 78669. We currently lease approximately 3,750 square feet of office and laboratory space under a triple net lease that is due to expire on May 31, 2014. The rent is approximately $3,300 per month.

On March 24, 2014, we entered into a lease for 14,782 square feet of office and laboratory space located at 4120 Freidrich Lane, Suite 100, Austin, Texas 78744. The triple net lease has a term of 48 months and we expect the commencement date of the lease to be approximately June 1, 2014. The annual base rent in the first year of the lease is $154,324 and increases by $3,548 in each succeeding year of the lease. In addition, we will be required to pay our proportionate share of operating costs for the building. We have a one-time option to terminate the lease on May 31, 2017 with a termination payment of approximately $99,000 if we elect to exercise this option. Our principal office will change to this location upon commencement of the lease term.

ITEM 3:	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted under the symbol IPWR on the NASDAQ Capital Market. Our common stock began trading on the NASDAQ Capital Market on November 22, 2013. The table below presents the range of high and low sales prices of our common stock since November 22, 2013.

High and low sales prices
	High	Low
Fiscal year ended December 31, 2013
First quarter	N/A	N/A
Second quarter	N/A	N/A
Third quarter	N/A	N/A
Fourth quarter	$7.77	$5.15

As of March 26, 2014 we had approximately 104 shareholders of record. The name, address and telephone number of our stock transfer agent is Corporate Stock Transfer, Inc., 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado, 80209, (303) 282-4800.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information, as of December 31, 2013, regarding our 2013 Equity Incentive Plan under which our equity securities are authorized for issuance to officers, directors, employees, consultants, independent contractors and advisors.

2013 Equity Incentive Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	373,173	$4.72	186,162	(1)

(1)	The number of securities remaining available for future issuance under our equity compensation plan is increased on the first calendar day of each quarter by 10% of the increase in our fully diluted share count from the first calendar day of the prior quarter. On January 1, 2014, the number of securities remaining available for future issuance under equity compensation plans increased to 466,810. This amount will not be subject to future increases as the maximum number of securities that may be issued under our equity compensation plan is 839,983.

Recent Issuances of Unregistered Securities

On August 6, 2013 we filed a registration statement, number 333-190414, with the Securities and Exchange Commission to register an offering of 3,000,000 shares of our common stock, with an option granted to the underwriter to sell an additional 450,000 shares of our common stock (the “overallotment”). The registration statement was declared effective on November 21, 2013. The offering closed on November 27, 2013 and the offering of the overallotment closed on December 5, 2013. The common stock was offered to the public at a price of $5 per share. All of the shares of common stock, including the overallotment, were sold. We raised a total of $17,250,000 in gross proceeds in the offering and received $15,015,985 in net cash proceeds after expenses.

Through December 31, 2013, we used approximately $1 million of the net cash proceeds from the offering. These funds were used as follows: $36,000 for protection of our intellectual property, $8,000 for purchase of equipment and software and the remainder for our operations, including research and development and general and working capital purposes. None of the proceeds were used for construction of plant, building and facilities, the purchase of real estate or the acquisition of any business.

On November 27, 2013 we issued a total of 1,700,493 shares of common stock to holders of our secured convertible promissory notes and senior secured convertible promissory notes (collectively, the “Notes”). The principal amount of the Notes totaled $6,105,151and interest accrued through November 27, 2013 totaled $163,218. The shares of common stock paid the principal and interest in full and were issued in reliance on Section 3(a)(9) of the Securities Act of 1933 inasmuch as the shares were issued to existing security holders and no consideration, commissions or other remuneration was given paid or given for the exchange.

On December 23, 2013, we issued a warrant for the purchase of 84,000 shares of our common stock at an exercise price of $6.25 as compensation in connection with an agreement for consulting services. During the first 12 months of performance (the “Initial Vesting Period”), 4,000 warrant shares will vest at the end of each of month during which services are performed. Following the expiration of the Initial Vesting Period, during the next 12 month period, 3,000 warrant shares will vest at the end of each month during which services are provided to us. The warrant includes a cashless exercise provision and piggyback registration rights. The warrant will expire on November 27, 2016. Following the expiration of the term of the warrant, the warrant holder will have an additional period of 180 days during which to purchase the vested warrant shares. We relied on Section 4(a) (2) of the Securities Act of 1933, as amended, to issue the warrant inasmuch as the warrant holder represented that it was an accredited investor and there was no general solicitation or advertising done in connection with the offering.

On December 31, 2013, we issued 301,213 shares of our common stock to the State of Texas upon its exercise of purchase rights it had been granted pursuant to that certain Investment Unit dated October 1, 2010, as subsequently amended. The price per share was $0.001. We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, to issue the common stock inasmuch as the State of Texas is an investor which does not require the protections of registration and there was no general solicitation or advertising done in connection with the offering.

ITEM 6:	SELECTED FINANCIAL DATA.

As a smaller reporting company we are not required to provide this information.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are located near Austin, Texas. We were formed to develop and commercialize our PPSA technology, which improves the performance, size, weight and manufacturing cost of electronic power converters for several large vertical markets.

We were founded on May 17, 2007. To date, our operations have been funded through the sale of our common stock and convertible debt, through U.S. Department of Energy grants and, to a lesser extent, through technology licensing revenue. Our total revenue generated from inception to date as of December 31, 2013 is $4,283,102, with the majority of that revenue coming from government grants and engineering fees. We have successfully applied these revenues to research and product development, reducing our capital requirements. We will continue to pursue research and development grants, where available, for the purpose of performing the necessary research and development of our products. We can make no assurances that additional grants will be available in the future.

We have completed development and industry certification of our first two products, a 30kW PV inverter and a 30kW battery converter, both using the same universal power converter hardware design with different embedded software. We are currently developing our third product, which is a 30kW 3-port hybrid converter.

These are products that we plan to use to promote long term licensing opportunities for the Company. As a result, we believe the revenue from our early product sales is not the most important metric of our growing success. We believe the quality and the level of interest from prospective customers and potential licensees is the most important metric, although we cannot provide any assurance that such prospective customers and potential licensees will materialize for us.

We are currently focused on three vertical markets — PV inverters, distributed grid energy storage, and EV DC charging. The PV inverter market is the largest and most mature, but it is also in a hypercompetitive state with slow growth and an increasing number of suppliers. Our initial PV inverter product was developed as the first implementation of PPSA in order to validate our technology. We continue to leverage the PV inverter market for valuable product refinement feedback, including feature and performance requirements as well as improving the quality and robustness of our product designs. We plan to integrate our proven PV inverter functionality with grid energy storage and/or DC charging functionality to create high value hybrid and micro-grid systems.

The distributed grid energy storage market is an evolving market. We believe that this market will grow quickly, but is currently limited by the lack of commercially available, certified solutions. We believe our battery converter is highly competitive in this market. We have achieved several design wins with customers that we believe can generate product sales and may be converted to licensing agreements longer term. Most of our initial battery converter sales have been made to potential customers as they evaluate our converters for possible integration into their commercial grid energy storage market products. We believe our ability to negotiate attractive licensing terms would improve if high market demand is established for our products.

We believe the EV DC charging market is an attractive market. Our approach to this market offers features to reduce installation costs, operational costs, and create new value-added capabilities. Similar to the distributed grid energy storage market, we are working with several customers to achieve design wins and help them integrate our product into their solutions. Our initial focus is on the California EV DC charging market, and we believe we can establish design wins and ecosystem relationships in this space.

We are also developing next generation products, including our 3-port hybrid converter, micro-grid converter, and new power switch components that we believe will further extend the differentiation and value of our products. We developed a new 3-port hardware design that will be used for both products, although we expect to make some incremental hardware design improvements based on initial hardware testing. Our next step will be to develop enhanced embedded control software for these products. When that step is complete, we plan to sell sample products to early customers, and then make incremental hardware and software improvements based on feedback from them. After these improvements are implemented, we expect to work with Intertek on industry certification, including UL1741 compliance. As discussed below, the development of new power switch components is being funded by the U.S. Department of Energy’s $2.5 million ARPA-E grant. We believe the Department of Energy grant will be sufficient to prove this technology’s capability and build a prototype PPSA product with these switches. After the bi-directional power switch technology is proven, we plan to redesign our growing number of products to use these new components.

Plan of Operation

Our strategy is to continue to commercialize our technology though the development of a variety of products and licensing. We have completed development of our first two products, we are developing additional products and, based on customer feedback from system installations, we will continue to improve our products. Our goal is to have these products validate our technology and lay the foundation for licensing our technology platform into applications across the global power converter marketplace.

We expect to use the net proceeds received from the initial public offering of our common stock to continue our new product research, continue our new product and existing product development and the commercialization of our existing products, protect our intellectual property, purchase equipment and software and for working capital and other general corporate purposes. The net cash proceeds from the initial public offering of our common stock totaled approximately $15 million, which we expect to be sufficient to fund our activities through at least December 31, 2015. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We anticipate increasing the number of employees by approximately 10 – 20 employees over the next two years; however, this is highly dependent on the nature of our development efforts. We anticipate adding employees in the areas of research and development and operations and, to a lesser extent, sales and marketing and general and administrative functions as required to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property. We expect capital expenditures to be approximately $1.0 million for purchase of equipment and software during the next two years.

The amounts that we actually spend for any specific purpose may vary significantly and will depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, development and research, market conditions, and changes in or revisions to our marketing strategies. In addition, we may use a portion of any net proceeds to acquire complementary products, technologies or businesses; however, we do not have plans for any acquisitions at this time.

We received an award of $2.5 million from ARPA-E. As of December 31, 2013, we recognized revenue of $1,923,000, leaving $577,000 of the award value remaining to be recognized over the next thirteen months. This award is being used to develop and commercialize our BD-IGBT power switch. While we currently successfully use commodity silicon IGBT and diode components in our products, we are developing BD-IGBT components that we believe could significantly improve the efficiency, weight, and manufacturing costs of our products. Research universities and commercial vendors are working under our direction and are receiving the majority of the ARPA-E program funding. We believe this funding will be sufficient to develop and demonstrate the BD-IGBT power switch in a PPSA prototype system.

Our second Department of Energy award was a $150,000 Phase I SBIR grant. This grant was used to develop early prototypes of a 3-port hybrid converter. We completed this project in May 2013, and we do not expect to receive future awards from the Department of Energy for this product.

While we received approximately $1.1 million in early revenues from LMC for subcontract work to develop hardware and provide technical support for LMC’s Hybrid Intelligent Power development contract from the U.S. Army Communications-Electronics Research, Development and Engineering Center, we completed this work in early 2012 and do not expect additional revenues for subcontract development.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our financial statements for a more complete description of our significant accounting policies.

Revenue Recognition.  Revenue from product sales is recognized when the risks of loss and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”. We generally sell our products freight-on-board shipping and recognize revenue when products are shipped. Revenue from service contracts is recognized using the completed-performance or proportional-performance method depending on the terms of the service agreement. When there are acceptance provisions based on customer-specified subjective criteria, the completed-performance method is used. For contracts where the services performed in the last series of acts is very significant, in relation to the entire contract, performance is not deemed to have occurred until the final act is completed. Once customer acceptance has been received, or the last significant act is performed, revenue is recognized. We use the proportional-performance method when a service contract specifies a number of acts to be performed and we have the ability to determine the pattern and value in which service is provided to the customer.

The Company was awarded a grant from ARPA-E on January 30, 2012. The purpose of the grant is to perform research and development on components that may improve the efficiency of the Company’s technology. ARPA-E’s share of the research and development project is $2.5 million out of a total approximate $2.8 million cost of the project. The Company works with ARPA-E’s program manager to agree upon the specifications and work plans for the grant. The Company then directs all the work to be performed by ARPA-E approved subcontractors, which historically have been universities but may include commercial subcontractors. Upon completion of the work, the Company submits to ARPA-E for payment of ninety percent of the costs incurred by the Company. This has historically been done on a quarterly basis, but it may be as frequently as monthly. The Company bears responsibility for the remaining ten percent of the total costs incurred by the Company under the agreed work plans, which amount is included (less any costs that the applicable subcontractor has agreed to share) in our cost of revenues. All invoices are supported with copies of expenses and invoices that the Company has received from ARPA-E approved subcontractors. Notwithstanding the foregoing, the Company is the primary obligor of all the costs incurred under the work plans for the grant, except for any costs that the applicable subcontractor has agreed to share. The agreement with ARPA-E establishes “Go/No Go” milestones and deliverables. For each “Go/No Go” milestone and deliverable, the ARPA-E program director must review the Company’s work under the previously agreed work plan, confirm in writing that the Company has achieved the “Go/No Go” milestone and deliverable, and authorize the Company to commence work on the next milestone and deliverable under a corresponding next work plan. If the project were to stop due to an ARPA-E determination that a milestone or deliverable had not been met, then the Company would not submit to ARPA-E for payment any further invoices (except for costs incurred under the previously agreed work plan).

The payment conditions of the $150,000 Phase I SBIR grant that we received are substantially similar to those of the ARPA-E grant, except that in the case of the SBIR grant, the Company receives payment from SBIR of one hundred percent of the costs incurred by the Company under the agreed work plans. Nevertheless, the Company is the primary obligor of all the costs incurred under the agreed work plans for the SBIR grant.

Revenues from government grants are recognized in accordance with the provisions of SAB No. 104 in the period during which the related costs are incurred, provided that the Company has incurred the costs in accordance with the specifications and work plans for the applicable grant. Expenses included in cost of revenues are directly related to research and development activities performed by our subcontractors in order to fulfill the specifications and work plans for the applicable grant. There are no contingencies or ongoing obligations of the Company related to these grant arrangements, other than the obligation of the Company to submit to the applicable government entity invoices for costs incurred by the Company under the agreed work plans for the applicable grant. Under no circumstances is the Company required to repay monies that it receives under any of its government grants, provided that the Company receives no more than the government’s agreed share of the total cost of the project and, with respect to the ARPA-E grant, provided that the Company meets its obligation to cover its share of costs as described above. Costs incurred related to the grants are recorded as grant research and development costs.

The Company believes that recognizing the government grants as revenues is a better reflection of the economics of the arrangements as (i) there are no contingencies or ongoing obligations of the Company associated with its receipt of or right to retain the funds that it receives under its grants, (ii) the Company is the primary obligor of all the costs incurred under the work plans for the grants, and (iii) the Company has full discretion on the use of the monies that it receives under the grants. In addition, the Company earns the grant funding through the performance of research and development activities, which is one of the Company’s primary business activities. The Company also believes that this presentation provides transparency to users of the Company’s financial statements of the business activities associated with these grants, specifically, grant revenues and grant costs.

Royalty income is recognized as earned based on the terms of the contractual agreements, and has no direct costs.

Research and Development.  Grant research and development are costs incurred solely related to grant revenues, and are classified as a line item under cost of revenues. Other research and development costs are presented as a line item under operating expenses and are expensed as incurred.

Patents.  The Company capitalizes legal costs and filing fees associated with obtaining patents on its new inventions. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent (generally a maximum of 20 years) or its estimated economic life using the straight-line method.

Income Taxes.  We account for income taxes using an asset and liability approach that allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefits, or that future deductibility is uncertain. Tax benefits from an uncertain tax position are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Stock-Based Compensation.  The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the commonly used Black-Scholes option valuation model. The assumptions used in the Black-Scholes model are as follows:

Grant Price — The grant price of the issuances are determined based on the estimated fair value of the shares at the date of grant.

Risk-free interest rate — The risk free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant

Expected lives — As permitted by SAB No. 107, due to the Company’s insufficient history of option activity, the management utilizes the simplified approach to estimate the options expected term, which represents the period of time that options granted are expected to be outstanding

Expected volatility — is determined based on management’s estimate or historical volatilities of comparable companies

Expected dividend yield — is based on current yield at the grant date or the average dividend yield over the historical period. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future

The Company accounts for stock issued to non-employees in accordance with the provisions of FASB ASC 505-50 “Equity Based Payments to Non-Employees.” FASB ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

Convertible Promissory Notes and Warrants.  The warrants and embedded conversion feature of convertible promissory notes are classified as equity under FASB ASC Topic 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity.” The Company allocates the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at the commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes is determined using the Black-Scholes option pricing model and the respective allocated proceeds to the warrants is recorded in additional paid-in capital. The Company utilized the Black-Scholes option valuation model using the same valuation assumptions as described above for stock-based compensation. The embedded beneficial conversion feature associated with convertible promissory notes is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with ASC Topic 470-20 “Debt — Debt with Conversion and Other Options”.

The portion of debt discount resulting from the allocation of proceeds to the financial instruments related to warrants associated with convertible promissory notes is being amortized over the life of the convertible promissory notes. For the portion of debt discount resulting from the allocation of proceeds to the beneficial conversion feature, it is amortized over the term of the notes from the respective dates of issuance. The Company wrote-off the remaining unamortized debt discount upon the conversion of the convertible promissory notes to common stock immediately upon completion of the Company’s initial public offering.

Results of Operations

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

Revenues.  Revenues for the year ended December 31, 2013 of $1,892,424 were $765,517, or 68%, higher than the $1,126,907 we earned in revenues for the year ended December 31, 2012. The increase in revenue was due to a $667,599 increase in grant revenues and a $97,918 increase in the sale of products and services.

Total grant revenues for the year ended December 31, 2013 were $1,374,956, including $1,229,036 from the ARPA-E grant and $145,920 from a Department of Energy SBIR grant, as compared to grant revenues for the year ended December 31, 2012 of $707,357, including $693,938 from the ARPA-E grant and $13,419 from other grants. Revenues related to the ARPA-E grant increased because the project was fully underway for the full year ended December 31, 2013. In the year ended December 31, 2013, revenue from the sale of our products was $417,468. In the year ended December 31, 2012, revenue from the sale of products and services was $319,550, of which $265,650 was from the sale of our products and $53,900 was for engineering services. Revenues from royalties from Lockheed Martin Corporation for both years were $100,000.

Cost of Revenues.  As a result of the increase in grant research and development costs and the cost of sales of our products, cost of revenues increased for the year ended December 31, 2013, to $2,146,973 from $1,123,864 for the year ended December 31, 2012, which is an increase of $1,023,109, or approximately 91%. The increase in cost of revenues was due to a $720,844 increase in grant research and development costs and a $302,265 increase in cost of revenues for the sale of product and services.

The increase in grant research and development costs arose from our increase in grant revenue primarily under our ARPA-E grant and SBIR grant. During the years ended December 31, 2013 and 2012, we recognized $1,229,036 and $693,938, respectively, in grant revenue and $1,284,878 and $709,954, respectively, in grant research and development costs from our ARPA-E grant. We have a cost-sharing arrangement with ARPA-E whereby we contribute ten percent of the total costs of the project (less any costs that our subcontractors have agreed to share), which results in our costs exceeding our revenue. During the year ended December 31, 2013, we recognized $145,920 in grant revenues and $145,920 in grant research and development costs from our SBIR grant. During the year ended December 31, 2012, we recognized $13,419 in grant revenues and $0 in grant research and development costs from our other grants.

In the year ended December 31, 2013, cost of revenues from the sale of products was $716,175. In the year ended December 31, 2012, the cost of revenues from the sale of products and services was $413,910 of which $393,058 was for the sale of products and $20,852 related to engineering services. The increase in cost of revenues from the sale of products and services was due to higher unit sales and personnel costs.

Gross Profit (Loss).  Gross profit (loss) for the years ended December 31, 2013 and 2012 were $(254,549) and $3,043, respectively. Gross profit (loss) for the year ended December 31, 2013 was $257,592 lower than in the year ended December 31, 2012 primarily due to increased engineering personnel costs in

2013 as we added resources to support our existing products. We recognized $166,504 in higher compensation costs within cost of revenues in the year ended December 31, 2013 as compared to the year ended December 31, 2012. In addition, net losses on our grants were $53,245 higher in the year ended December 31, 2013 as compared to the year ended December 31, 2012 and we recognized gross profit of $0 and $33,048, respectively, on contract services for LMC in the years ended December 31, 2013 and 2012. In the year ended December 31, 2013, grant costs exceeded revenues by $55,842 while for the year ended December 31, 2012 revenues exceeded costs by $2,597.

General and Administrative Expenses.  General and administrative expenses increased by $369,179, or 21%, to $2,139,036 in the year ended December 31, 2013 from $1,769,857 in the year ended December 31, 2012. The increase was due primarily to higher stock compensation expense of $340,638, personnel costs of $297,081, severance costs of $97,369, insurance costs of $45,378 and board fees of $37,500 partially offset by lower legal and professional fees of $512,026. Professional fees in the year ended December 31, 2012 included advisory warrants with a fair value of $670,947.

Research and Development Expenses.  Research and development expenses increased by $162,141, or 15%, to $1,212,298 in the year ended December 31, 2013 from $1,050,157 in the year ended December 31, 2012. The increase was due primarily to higher stock compensation expense of $118,881 and personnel costs of $83,022.

Sales and Marketing Expenses.  Sales and marketing expenses increased by $235,956, or 107%, to $457,292 in the year ended December 31, 2013 from $221,336 in the year ended December 31, 2012. The increase was due to higher personnel costs of $155,306, contract sales representative fees of $40,770 and stock compensation expense of $31,016.

Loss from Operations.  Due to the increase in our operating expenses and the decrease in our gross profit (loss), our loss from operations for the year ended December 31, 2013 was $4,063,175 or 34% higher than the $3,038,307 loss from operations for year ended December 31, 2012.

Interest Expense.  Interest expense increased from $1,608,912 for the year ended December 31, 2012 to $5,488,523 for the year ended December 31, 2013, an increase of $3,879,611, of which $3,845,353 was due to an increase in amortization of debt discount that related to the fair value of warrants and beneficial conversion feature in promissory notes issued in 2010 through 2013.

Net Loss.  Primarily as a result of the increase in interest expense and operating expenses, our net loss for the year ended December 31, 2013, was $9,551,698 as compared to a net loss of $4,647,219 for the year ended December 31, 2012, an increase of $4,904,479.

Liquidity and Capital Resources

Although our revenues have increased every year from the date of our inception, we do not generate enough revenue to sustain our operations. Our revenues are derived from sales of our products and from grants we have received for the development of our technology. We have funded our operations through the sale of our common stock, including proceeds from our initial public offering, and preferred stock (later converted to common stock) and debt securities.

As of December 31, 2013 and 2012, we had cash and cash equivalents of $14,137,097 and $1,972,301, respectively.

Our net working capital increased from $528,603 as of December 31, 2012 to $14,140,317 as of December 31, 2013 due to the proceeds from our initial public offering.

Operating activities in the year ended December 31, 2013 resulted in cash outflows of $3,240,792, which were due primarily to the net loss for the period of $9,551,698, offset by amortization of debt discount of $5,318,257, stock-based compensation of $458,983 and other non-cash items of $527,871. Operating activities in the year ended December 31, 2012 resulted in cash outflows of $2,171,489, which were due primarily to the net loss for the period of $4,647,219, offset by amortization of debt discount of $1,472,904, the fair value of warrants issued for consulting services of $670,947 and other non-cash items of $362,436.

Investing activities in the year ended December 31, 2013 and 2012 resulted in cash outflows of $221,649 and $309,035, respectively, for development of patents and acquisition of fixed assets.

In the year ended December 31, 2013, we raised $17,250,000 in gross proceeds ($15,015,985 net of costs) from our initial public offering and $750,000 in gross proceeds ($611,256 net of costs) from the sale of convertible promissory notes. In the year ended December 31, 2012, we raised $4,695,150 in gross proceeds ($4,320,150 net of costs) from the sale of convertible promissory notes and $52,000 from the sale of stock and repaid a $20,000 line of credit.

Our long-term debt balance, including current portion, was $0 at December 31, 2013 due to the conversion of our convertible promissory notes to shares of our common stock following the closing of our initial public offering and the cancellation of our promissory note with the State of Texas upon its exercise of its rights under the Investment Unit issued on October 1, 2010, as amended.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Trends, Events and Uncertainties

Research and development of new technologies is, by its nature, unpredictable. Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that the net proceeds from the initial public offering of our common stock will be sufficient to enable us to develop our technology to the extent needed to create future sales to sustain operations as contemplated herein. If the net proceeds from the initial public offering of our common stock are insufficient for this purpose, we will consider other options to continue our path to commercialization, including, but not limited to, additional financing through follow-on stock offerings, debt financing, co-development agreements, curtailment of operations, suspension of operations, sale or licensing of developed intellectual or other property, or other alternatives.

We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Ideal Power Inc.

We have audited the accompanying balance sheets of Ideal Power Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gumbiner Savett Inc.

March 28, 2014
Santa Monica, California

IDEAL POWER INC.

Balance Sheets

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$14,137,097	$1,972,301
Accounts receivable, net	252,406	485,674
Inventories, net	519,657	217,867
Prepayments and other current assets	231,495	28,468
Total current assets	15,140,655	2,704,310
Property and equipment, net	85,718	27,903
Patents, net	608,913	474,790
Total Assets	$15,835,286	$3,207,003
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt, net of debt discount of $0 and $3,828,711 at December 31, 2013 and 2012, respectively	$—	$1,313,146
Accounts payable	539,145	684,558
Accrued expenses	461,193	178,003
Total current liabilities	1,000,338	2,175,707
Long-term debt	—	1,132,690
Commitments
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,931,968 and 1,480,262 shares issued and outstanding at December 31, 2013 and 2012, respectively	6,932	1,480
Common stock to be issued	151,665	—
Additional paid-in capital	31,431,220	7,100,297
Treasury stock	(2,657)	(2,657)
Accumulated deficit	(16,752,212)	(7,200,514)
Total stockholders’ equity (deficit)	14,834,948	(101,394)
Total Liabilities and Stockholders’ Equity (Deficit)	$15,835,286	$3,207,003

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statements of Operations

	For the Year Ended December 31,
	2013	2012
Revenues:
Products and services	$417,468	$319,550
Royalties	100,000	100,000
Grants	1,374,956	707,357
Total revenue	1,892,424	1,126,907
Cost of revenues:
Products and services	716,175	413,910
Grant research and development costs	1,430,798	709,954
Total cost of revenue	2,146,973	1,123,864
Gross profit (loss)	(254,549)	3,043
Operating expenses:
General and administrative	2,139,036	1,769,857
Research and development	1,212,298	1,050,157
Sales and marketing	457,292	221,336
Total operating expenses	3,808,626	3,041,350
Loss from operations	(4,063,175)	(3,038,307)
Interest expense, net (including amortization of debt discount of $5,318,257 and $1,472,904 for the years ended December 31, 2013 and 2012, respectively)	5,488,523	1,608,912
Net loss	$(9,551,698)	$(4,647,219)
Net loss per share – basic and fully diluted	$(4.90)	$(3.17)
Weighted average number of shares outstanding – basic and fully diluted	1,950,171	1,465,755

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2013 and 2012

	Common Stock		Common Stock Issuable		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2011	1,453,209	$1,453	—	$—	$1,383,602	$(2,657)	$(2,553,295)	$(1,170,897)
Issuance of common stock	8,218	8	—	—	51,992	—	—	52,000
Issuance of common stock for services	18,835	19	—	—	78,975	—	—	78,994
Fair value of warrants issued in connection with promissory notes	—	—	—	—	3,088,944	—	—	3,088,944
Beneficial conversion feature – convertible promissory notes	—	—	—	—	1,761,241	—	—	1,761,241
Fair value of warrants issued in connection with consulting services	—	—	—	—	670,947	—	—	670,947
Stock-based compensation	—	—	—	—	64,596	—	—	64,596
Net loss for the year ended December 31, 2012	—	—	—	—	—	—	(4,647,219)	(4,647,219)
Balances at December 31, 2012	1,480,262	1,480	—	—	7,100,297	(2,657)	(7,200,514)	(101,394)
Shares issued in initial public offering	3,450,000	3,450	—	—	17,246,550	—	—	17,250,000
Issuance costs of initial public offering	—	—	—	—	(3,916,892)	—	—	(3,916,892)
Fair value of warrants issued in connection with initial public offering	—	—	—	—	1,682,877	—	—	1,682,877
Conversion of promissory notes	1,700,493	1,701	—	—	6,266,668	—	—	6,268,369
Contribution on cancellation of promissory note	—	—	—	—	1,205,096	—	—	1,205,096
Fair value of warrants issued in connection with promissory notes	—	—	—	—	655,800	—	—	655,800
Beneficial conversion feature – convertible promissory notes	—	—	—	—	674,066	—	—	674,066
Common stock issuable for services	—	—	32,525	151,665	—	—	—	151,665
Warrants issued for consulting services	—	—	—	—	37,145	—	—	37,145
Modification of warrants issued in connection with promissory notes	—	—	—	—	20,935	—	—	20,935
Cashless exercise of warrants	301,213	301	—	—	(305)	—	—	(4)
Stock-based compensation	—	—	—	—	458,983	—	—	458,983
Net loss for the year ended December 31, 2013	—	—	—	—	—	—	(9,551,698)	(9,551,698)
Balances at December 31, 2013	6,931,968	$6,932	32,525	$151,665	$31,431,220	$(2,657)	$(16,752,212)	$14,834,948

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(9,551,698)	$(4,647,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,711	52,139
Write-down of inventory	23,651	—
Stock-based compensation	458,983	64,596
Common stock issued and to be issued for services	151,665	78,994
Amortization of debt discount	5,318,257	1,472,904
Issuance of note payable in connection with services	213,293	86,707
Fair value of warrants issued for consulting services	37,145	670,947
Accrued interest – promissory note	72,406	80,000
Decrease (increase) in operating assets:
Accounts receivable	233,268	(382,314)
Inventories	(325,441)	(87,849)
Prepaid expenses	(203,027)	(27,468)
Increase (decrease) in operating liabilities:
Accounts payable	(145,413)	435,892
Accrued expenses	446,408	31,182
Net cash used in operating activities	(3,240,792)	(2,171,489)
Cash flows from investing activities:
Purchase of property and equipment	(78,941)	(5,961)
Acquisition of patents	(142,708)	(323,074)
Certificate of deposit	—	20,000
Net cash used in investing activities	(221,649)	(309,035)
Cash flows from financing activities:
Repayment of line of credit	—	(20,000)
Borrowings on notes payable, net of debt raising costs	611,256	4,320,150
Net proceeds from issuance of common stock	15,015,985	52,000
Exercise of warrants	(4)	—
Net cash provided by financing activities	15,627,237	4,352,150
Net increase in cash and cash equivalents	12,164,796	1,871,626
Cash and cash equivalents at beginning of year	1,972,301	100,675
Cash and cash equivalents at end of year	$14,137,097	$1,972,301
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$212
		(Continued)

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statements of Cash Flows (Continued)

Non cash activities for the year ended December 31, 2013:

The Company issued 256,849 warrants valued at $251,800 in connection with notes payable.

The Company recorded $404,000 for a change in estimate related to warrants issued in connection with a promissory note.

The Company recorded a debt discount of $674,066 for the intrinsic value of the embedded conversion feature associated with notes payable.

The Company recorded a contribution of capital of $1,205,096 in connection with the cancellation of a promissory note.

The Company recorded $1,701 of common stock and $6,266,668 of additional paid-in capital in connection with the conversion of notes payable to equity.

The Company recorded $1,682,877 for the fair value of warrants issued in connection with its initial public offering and for issuance costs of its initial public offering as offsetting amounts within additional paid-in capital.

Non cash activities for the year ended December 31, 2012:

The Company issued 886,556 warrants valued at $3,088,944 in connection with notes payable.

The Company recorded $1,761,241 as additional paid-in capital in connection with the beneficial conversion feature of convertible promissory notes.

The accompanying notes are an integral part of these financial statements.

Ideal Power Inc.

Notes to Financial Statements

Note 1 — Organization and Description of Business

Ideal Power Inc. (the “Company”) was incorporated in Texas on May 17, 2007 under the name Ideal Power Converters, Inc. The Company changed its name to Ideal Power Inc. on July 8, 2013 and re-incorporated in Delaware on July 15, 2013. With headquarters near Austin, Texas, it develops power converter solutions for commercial and industrial grid storage, electric vehicle charging and photovoltaic generation. The principal products of the Company are battery converters and photovoltaic inverters.

Since its inception, the Company has generated limited revenues from the sale of products and has financed its research and development efforts and operations primarily through the issuance of convertible debt, governmental grants and, recently, proceeds from its initial public offering.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

On November 21, 2013, the Company effected a 1-for-2.381 reverse stock split of its issued common stock. All applicable share date, per share amounts and related information in the financial statements and notes thereto have been adjusted retroactively to give effect to the 1-for-2.381 reverse stock split. Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on total revenue, loss from operations or net loss.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers or interest on past due amounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible and how recently payments have been received. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. There was no allowance for doubtful accounts at December 31, 2013 and 2012.

Inventories

Inventories are stated at the lower of cost (first in, first out method) or market value. Inventory quantities on hand are reviewed regularly and a write-down for excess and obsolete inventory is recorded based primarily on an estimated forecast of product demand, market conditions and anticipated production requirements in the near future. There was no reserve for excess and obsolete inventory at December 31, 2013 and 2012.

Ideal Power Inc.

Notes to Financial Statements

Note 2 — Summary of Significant Accounting Policies – (continued)

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Major additions and improvements are capitalized while maintenance and repairs that do not improve or extend the useful life of the respective asset are expensed. Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives. Leasehold improvements are amortized over the shorter of the life of the asset or the related leases. Estimated useful lives of the principal classes of assets are as follows:

Leasehold improvements	2 years
Machinery and equipment	5 years
Furniture, fixtures and computers	3 – 5 years
Patents

Patents are recorded at cost. The Company capitalizes third party legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life, generally 20 years, using the straight-line method.

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the years ended December 31, 2013 and 2012.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable and accounts payable. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributed to the short maturities of these instruments. The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

Convertible Promissory Notes and Warrants

The warrants and embedded conversion feature of convertible promissory notes are classified as equity under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity”. The Company allocates the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at the commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes is determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to the warrants is recorded in additional paid-in capital. The Company utilized the Black-Scholes option valuation model using the same valuation assumptions as described herein for Stock Based Compensation. The embedded beneficial conversion feature associated with convertible promissory

Ideal Power Inc.

Notes to Financial Statements

Note 2 — Summary of Significant Accounting Policies – (continued)

notes is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with ASC Topic 470-20 “Debt — Debt with Conversion and Other Options”.

The portion of debt discount resulting from the allocation of proceeds to the financial instruments related to warrants associated with convertible promissory notes is being amortized over the life of the convertible promissory notes. For the portion of debt discount resulting from the allocation of proceeds to the beneficial conversion feature, it is amortized over the term of the notes from the respective dates of issuance. The Company wrote-off the remaining unamortized debt discount upon the conversion of the convertible promissory notes to common stock immediately upon completion of the Company’s initial public offering.

Revenue Recognition

Revenue from product sales is recognized when the risks of loss and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition”. The Company generally sells its products FOB shipping and recognizes revenue when products are shipped. Revenue from service contracts is recognized using the completed-performance or proportional-performance method depending on the terms of the service agreement. When there are acceptance provisions based on customer-specified subjective criteria, the completed-performance method is used. For contracts where the services performed in the last series of acts is very significant, in relation to the entire contract, performance is not deemed to have occurred until the final act is completed. Once customer acceptance has been received, or the last significant act is performed, revenue is recognized. The Company uses the proportional-performance method when a service contract specifies a number of acts to be performed and the Company has the ability to determine the pattern and related value in which service is provided to the customer.

The Company receives payments from government entities in the form of government grants. Government grants are agreements that generally provide the Company with cost reimbursement for certain type of research and development activities over a contractually defined period. Revenues from government grants are recognized in the period during which the Company incurs the related costs, provided that the Company has incurred the cost in accordance with the specifications and work plans determined between the Company and the government entity. Costs incurred related to the grants are recorded as grant research and development costs. Government grants amounted to $1,374,956 and $707,357 for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, grants receivable amounted to $211,063 and $348,647, respectively, and were included in accounts receivable.

Royalty income is recognized as earned based on the terms of the contractual agreements and has no direct costs.

Product Warranties

The Company generally provides a ten year manufacturer’s warranty covering product defects. Accruals for product warranties are estimated based upon historical warranty experience and are recorded in cost of sales at the time revenue is recognized in order to match revenues with related expenses. The Company assesses the adequacy of its warranty liability quarterly and adjusts the reserve, included in accrued expenses, as necessary.

Research and Development

Grant research and development are costs incurred solely related to grant revenues, and are classified as a line item under cost of revenues.

Other research and development costs are presented as a line item under operating expenses and are expensed as incurred. Total research and development costs incurred during the years ended December 31,

Ideal Power Inc.

Notes to Financial Statements

Note 2 — Summary of Significant Accounting Policies – (continued)

2013 and 2012 amounted to $2,643,096 and $1,760,111, respectively, of which $1,430,798 and $709,954, respectively, was included in cost of revenues.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. At December 31, 2013 and 2012, the Company has established a full reserve against all deferred tax assets.

Tax benefits from an uncertain tax position are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.

Net Loss Per Share

The Company applies FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive.

Stock Based Compensation

The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes valuation model are as follows:

Grant Price — The grant price of the issuances are determined based on the estimated fair value of the shares at the date of grant.

Risk-free interest rate — The risk free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant.

Expected lives — As permitted by SAB 107, due to the Company's insufficient history of option activity, the management utilizes the simplified approach to estimate the options expected term, which represents the period of time that options granted are expected to be outstanding.

Expected volatility — is determined based on management's estimate or historical volatilities of comparable companies.

Expected dividend yield — is based on current yield at the grant date or the average dividend yield over the historical period. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

The Company accounts for stock issued to non-employees in accordance with the provisions of FASB ASC 505-50 “Equity Based Payments to Non-Employees.” FASB ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment

Ideal Power Inc.

Notes to Financial Statements

Note 2 — Summary of Significant Accounting Policies – (continued)

is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

Presentation of Sales Taxes

Certain states impose a sales tax on the Company’s sales to nonexempt customers. The Company collects that sales tax from customers and remits the entire amount to the states. The Company’s accounting policy is to exclude the tax collected and remitted to the states from revenues and cost of revenues.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable and accounts payable. The Company maintains its cash with a major financial institution located in the United States. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company maintains balances in excess of federally insured limits.

The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information. The Company had revenue from a government entity that accounted for 65% of net revenue for the year ended December 31, 2013 and two customers, including a government entity, that accounted for 75% of net revenue for the year ended December 31, 2012. The Company had an accounts receivable balance from a government entity that accounted for 84% and 72% of total accounts receivable at December 31, 2013 and 2012, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

Note 3 — Inventories

Inventories consisted of the following:

	December 31,
	2013	2012
Raw materials	$102,652	$144,842
Finished goods	417,005	73,025
	$519,657	$217,867

Note 4 — Prepayments and Other Current Assets

Prepayments and other current assets consisted of the following:

	December 31,
	2013	2012
Prepaid insurance	$207,254	$22,186
Other	24,241	6,282
	$231,495	$28,468

Ideal Power Inc.

Notes to Financial Statements

Note 5 — Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2013	2012
Machinery and equipment	$46,733	$19,670
Building leasehold improvements	46,850	46,850
Furniture, fixtures, software and computers	107,769	58,379
	201,352	124,899
Accumulated depreciation and amortization	(115,634)	(96,996)
	$85,718	$27,903

Note 6 — Patents

Patents consisted of the following:

	December 31,
	2013	2012
Patents	$621,964	$479,256
Accumulated amortization	(13,051)	(4,466)
	$608,913	$474,790

Amortization expense related to patents awarded amounted to $8,585 and $1,659 for the years ended December 31, 2013 and 2012, respectively. Estimated amortization expense for the succeeding five years and thereafter is $12,051 (2014); $12,051 (2015); $12,051 (2016); $12,051 (2017); $12,051 (2018); and $167,722 (thereafter).

At December 31, 2013 and 2012, the Company had capitalized approximately $381,000 and $426,000, respectively, for costs related to patents that have not been awarded.

Note 7 — Line of Credit

The Company had a credit agreement with a bank under which it could borrow up to $20,000 through March 16, 2012. Borrowings under the credit agreement were collateralized by a certificate of deposit of equal amount and guaranteed by officers of the Company. Interest was payable at a rate of 2.75% per annum. The amount outstanding under this credit agreement of $20,000 was repaid in April 2012.

Ideal Power Inc.

Notes to Financial Statements

Note 8 — Long-term Debt

	December 31,
	2013	2012

1)

The Company entered into the Texas Emerging Technology Fund (the “ETF”) Award and Security Agreement (the “Agreement”) with the State of Texas (the “State”) on October 1, 2010 subsequently amended on May 20, 2011, April 16, 2013 and December 27, 2013. Under the Agreement, the Company received an initial award totaling $250,000 during the year ended December 31, 2010 and received an additional award totaling $750,000 during the year ended December 31, 2011 (collectively, the “Promissory Note”). The proceeds from the award had to be used to expedite commercialization intended to increase high-quality jobs in Texas through expenditures on working capital or development or acquisition of capital assets used to produce income and in meeting the Company’s goal of introducing a 30KW solar inverter to the market. The Company was also required to meet certain milestones by specific dates, use Texas-based suppliers and establish a substantial percentage of its commercialization and manufacturing activities in Texas. The awards were collateralized by all owned or acquired assets of the Company. The ETF, in a subordination agreement dated August 30, 2012, agreed to subordinate the Promissory Note to secured convertible promissory notes to be issued by the Company of up to $5,000,000. At December 31, 2012 the Company had secured convertible promissory notes aggregating $4,000,000. See 4) and 5) below.

The Promissory Note accrued interest at an annual rate of 8% and could have been repaid at the option of the Company after April 1, 2012. On December 31, 2013, in connection with the State’s exercise of warrants under the Agreement, the Promissory Note was cancelled and the Agreement terminated. At that time, the debt, including accrued interest, was forgiven and the Company was released from all obligations under the Agreement. The Company accounted for the cancellation of the Promissory Note as a contribution of equity.

In connection with the Promissory Note, in October 2010 and July 2011, the Company issued warrants to purchase shares of the Company’s common stock. The fair value of the warrants was estimated to be $265,476, subsequently adjusted to $669,476 in 2013, and was recorded as debt discount. During the years ended December 31, 2013 and 2012, the Company incurred interest expense amounting to $404,000 and $77,430, respectively, related to the accretion of the debt discount. Interest on the Promissory Note, including accretion of debt discount, amounted to $476,406 and $157,430 for the years ended December 31, 2013 and 2012, respectively. Effective interest rate on this Promissory Note was 48% and 16% per annum for the years ended December 31, 2013 and 2012, respectively. Accrued interest amounted to $132,690 at December 31, 2012 and was included in the outstanding amount of Promissory Note.	$—	$1,132,690

Ideal Power Inc.

Notes to Financial Statements

Note 8 — Long-term Debt  – (continued)

	December 31,
	2013	2012

2)

Unsecured convertible promissory notes with principal and interest due at maturity at 6% per annum, subordinate to the line of credit, and maturing on the earlier of: 1) December 31, 2013, or 2) closing of initial public offering of the Company’s common stock in which the Company raises at least $10 million, or 3) closing of qualified financing, as defined in the promissory notes, or 4) occurrence of event of default, as defined in the promissory notes. The promissory notes converted into 82,079 shares of the Company’s common stock immediately following the closing of the Company’s initial public offering. The embedded beneficial conversion feature associated with these convertible promissory notes had no intrinsic value. Interest on these notes amounted to $19,588 and $21,600 for the years ended December 31, 2013 and 2012, respectively.

	—	360,000

3)

Unsecured convertible promissory notes aggregating $695,150 with principal and interest due at maturity at 6% per annum and maturing on the earlier of: 1) December 31, 2013, or 2) closing of initial public offering of the Company’s common stock in which the Company raises at least $10 million, or 3) closing of qualified financing, as defined in the promissory notes, or 4) occurrence of event of default, as defined in the promissory notes. The promissory notes converted into 152,256 shares of the Company’s common stock immediately upon completion of the Company’s initial public offering. The embedded beneficial conversion feature associated with these convertible promissory notes had no intrinsic value.

In connection with these promissory notes, the Company issued warrants to purchase 109,860 shares of the Company’s common stock. The fair value of the warrants was determined to be $419,840 and was recorded as debt discount. During the years ended December 31, 2013 and 2012, the Company incurred interest expense amounting to $262,129 and$157,711, respectively, related to the accretion of the debt discount. Interest on these promissory notes, including accretion of debt discount, amounted to $299,953 and $185,874, respectively, for the years ended December 31, 2013 and 2012. Unamortized debt discount amounted to $0 and $262,129, respectively, at December 31, 2013 and 2012. Effective interest rate on these notes was 48% and 35%, respectively, per annum for the years ended December 31, 2013 and 2012.	—	433,021

4)

Convertible promissory notes aggregating $750,000 secured by substantially all assets of the Company with principal and interest due at maturity at the higher of: a) 1% per annum or b) at the lowest rate that may accrue without causing the imputation of interest under the Internal Revenue Code, and maturing on the earlier of: 1) January 6, 2014, 2) event of default, as defined in the agreement, or 3) the closing of an initial public offering of the Company’s common stock. The promissory notes converted into 218,463 shares of the Company’s common stock immediately upon completion of the Company’s initial public offering. The intrinsic value of embedded beneficial conversion feature associated with these convertible promissory notes was determined to be $321,429 and was recorded as debt discount.

In connection with these promissory notes, the Company issued warrants to purchase 215,749 shares of the Company’s common stock. The fair value of the warrants was determined to be $754,264 and was recorded as debt discount.

Ideal Power Inc.

Notes to Financial Statements

Note 8 — Long-term Debt  – (continued)

	December 31,
	2013	2012
During the years ended December 31, 2013 and 2012, the Company incurred interest expense amounting to $554,418 and $521,275, respectively, related to the accretion of the debt discount. Interest on these promissory notes, including accretion of debt discount, amounted to $561,314 and $523,796, respectively, for the years ended December 31, 2013 and 2012. Unamortized debt discount amounted to $0 and $550,000, respectively, at December 31, 2013 and 2012. Effective interest rate on these notes was 83% and 210%, respectively, per annum for the years ended December 31, 2013 and 2012.	—	200,000

5)

Convertible promissory notes aggregating $3,250,000 secured by substantially all assets of the Company with principal and interest due at maturity at the higher of: a) 1% per annum or b) at the lowest rate that may accrue without causing the imputation of interest under the Internal Revenue Code, and maturing on the earlier of: 1) January 6, 2014, 2) event of default, as defined in the agreement, or 3) the closing of an initial public offering of the Company’s common stock. The promissory notes converted into 944,564 shares of the Company’s common stock immediately upon completion of the Company’s initial public offering. The intrinsic value of the embedded beneficial conversion feature associated with these convertible promissory notes was determined to be $1,402,397 and was recorded as debt discount.

In connection with these promissory notes, the Company issued warrants to purchase 467,456 shares of the Company’s common stock. The fair value of the warrants was determined to be $1,634,794 and was recorded as debt discount.

In connection with these promissory notes the Company issued underwriter warrants to purchase 93,491 shares of the Company’s common stock. The fair value of the warrants was determined to be $299,981 and was recorded as debt discount. The Company also incurred debt raising cost of $375,000 in connection with these promissory notes which was recorded as debt discount.

During the years ended December 31, 2013 and 2012, the Company incurred interest expense amounting to $2,995,685 and $716,488, respectively, related to the accretion of the debt discount. Interest expense on these promissory notes, including accretion of debt discount, amounted to $3,025,791 and $720,099, respectively, for the years ended December 31, 2013 and 2012. Unamortized debt discount amounted to $0 and $2,979,167, respectively, at December 31, 2013 and 2012. The effective interest rate on these notes was 103% and 133%, respectively, per annum for the years ended December 31, 2013 and 2012.	—	270,833

Ideal Power Inc.

Notes to Financial Statements

Note 8 — Long-term Debt  – (continued)

	December 31,
	2013	2012

6)

Unsecured convertible promissory note amounting to $86,707 with principal and interest due at maturity at the higher of: a) 1% per annum or b) at the lowest rate that may accrue without causing the imputation of interest under the Internal Revenue Code, and maturing on the earlier of: 1) December 31, 2013, 2) event of default, as defined in the agreement, or 3) the closing of an initial public offering of the Company’s common stock. The promissory note converted into 25,172 shares of the Company’s common stock immediately upon completion of the Company’s initial public offering. The intrinsic value of embedded beneficial conversion feature associated with these convertible promissory notes was determined to be $37,415 and was recorded as debt discount.

During the years ended December 31, 2013 and 2012, the Company incurred interest expense amounting to $37,415 and $0, respectively, related to the accretion of the debt discount. Interest expense, including accretion of the debt discount, amounted to $38,212 and $0, respectively, for the years ended December 31, 2013 and 2012. Unamortized debt discount amounted to $0 and $37,415, respectively, at December 31, 2013 and 2012. The effective interest rate on these notes was 49% and 0%, respectively, for the years ended December 31, 2013 and 2012.	—	49,292

7)

Convertible promissory notes aggregating $750,000 secured by substantially all assets of the Company with principal and interest due at maturity at the higher of: a) 1% per annum or b) at the lowest rate that may accrue without causing the imputation of interest under the Internal Revenue Code, and maturing on the earlier of: 1) July 29, 2014, 2) event of default, as defined in the agreement, or 3) the closing of an initial public offering of the Company’s common stock, at which time the notes would mandatorily convert into shares of the Company’s common stock. The promissory notes converted into 216,474 shares of the Company’s common stock immediately upon the completion of the Company’s initial public offering. The intrinsic value of the embedded beneficial conversion feature associated with these convertible promissory notes was determined to be $580,568 and was recorded as a debt discount.

In connection with these promissory notes, the Company issued warrants to purchase 107,875 shares of the Company’s common stock. The fair value of the warrants was determined to be $251,800 and was recorded as a debt discount. The Company also incurred debt raising cost of $138,744 in connection with these promissory notes which was recorded as a debt discount. The Company immediately recorded a charge to interest expense of $221,112 to write-off the excess of the debt discount over the principal amount of the notes.

During the year ended December 31, 2013, the Company incurred interest expense amounting to $971,112 related to the accretion of the debt discount. Interest expense, including accretion of the debt discount, amounted to $973,633 for the year ended December 31, 2013. The effective interest rate was 392% per annum for the year ended December 31, 2013.	—	—

Ideal Power Inc.

Notes to Financial Statements

Note 8 — Long-term Debt  – (continued)

	December 31,
	2013	2012

8)

Unsecured convertible promissory note amounting to $213,293 with principal and interest due at maturity at the higher of: a) 1% per annum or b) at the lowest rate that may accrue without causing the imputation of interest under the Internal Revenue Code, and maturing on the earlier of: 1) December 31, 2013, 2) event of default, as defined in the agreement, or 3) the closing of an initial public offering of the Company’s common stock. The promissory note converted into 61,485 shares of the Company’s common stock immediately upon completion of the Company’s initial public offering. The intrinsic value of embedded beneficial conversion feature associated with these convertible promissory notes was determined to be $93,498 and was recorded as debt discount.

During the year ended December 31, 2013, the Company incurred interest expense amounting to $93,498 related to the accretion of debt discount. Interest expense, including accretion of debt discount, amounted to $93,942 for the year ended December 31, 2013. The effective interest rate on this note was 214% per annum for the year ended December 31, 2013.	—	—
	$—	$2,445,836
Less current portion of long-term debt, net of debt discount of $3,828,711 at December 31, 2012	—	1,313,146
Long-term debt	$—	$1,132,690

Note 9 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2013	2012
Accrued compensation	$249,160	$—
Warranty reserve	113,078	103,129
Accrued interest	—	65,041
Other	98,955	9,833
	$461,193	$178,003

The changes in warranty reserve were as follows:

	2013	2012
Balance, beginning of the year	$103,129	$123,979
Provisions for warranty and beta replacements	32,991	18,900
Warranty payments or beta replacements	(23,042)	(39,750)
Balance, end of the year	$113,078	$103,129

Note 10 — Common Stock

All shares of common stock have a par value of $0.001. Each holder of common stock is entitled to one vote per share outstanding.

Ideal Power Inc.

Notes to Financial Statements

Note 10 — Common Stock – (continued)

Common Stock

During the year ended December 31, 2013, the Company recognized an award of 32,525 shares of its common stock for services performed by directors and recorded $151,665 in expense for compensation for the shares to be issued. The shares to be issued included 25,333 shares at an estimated fair value of $5.00 per share, the Company’s best estimate of the expected share price for its initial public offering, for the Company’s current directors and 7,192 shares at an estimated fair value of $3.48 per share, the Company’s best estimate of the its share price in November 2012, for a former director of the Company who was appointed in November 2012, had shares vest through May 2013 and resigned in August 2013. The shares had not been issued as of December 31, 2013 and are excluded from the weighted average total shares outstanding for the year ended December 31, 2013.

In November and December 2013, the Company completed an initial public offering (IPO) whereby 3,450,000 shares of common stock were issued at $5.00 per share, which included the exercise of the overallotment allowance by the underwriters, MDB Capital Group LLC (MDB), the Managing Underwriter, and Northland Capital Markets, the Co-Managing Underwriter. Gross proceeds from the IPO totaled $17.25 million and net cash proceeds approximated $15 million. Expenses of the offering approximated $2.2 million, including underwriters’ fees of approximately $1.5 million paid to MDB, underwriter expenses of $187,500, issuer legal fees of $440,736 and other expenses of $148,154.

Immediately following the IPO, convertible promissory notes in the principal amount of $6.1 million and $163,218 in accrued interest were converted into 1,700,493 shares of the Company’s common stock.

On December 31, 2013, the State of Texas exercised, on a cashless basis, its warrants to purchase 301,273 shares of the Company’s common stock. The State of Texas received 301,213 shares and 60 shares were used to cover the exercise price. The Company recorded $404,000 in interest expense related to the warrants as the estimated number of warrants was adjusted based on the IPO price.

During the year ended December 31, 2013, stockholders’ equity activity also consisted of the following common stock transactions: (1) the issuance of 345,000 underwriter warrants with a fair value of $1,682,877 in connection with the IPO and (2) the issuance of 84,000 warrants with a fair value of $237,719 in connection with consulting services to be rendered for a period of 24 months effective November 1, 2013. The Company expensed $22,640 related to this warrant in the year ended December 31, 2013.

During the year ended December 31, 2012, stockholders’ equity activity consisted of the following common stock transactions: (1) the issuance to investors in a private placement, in consideration of $52,000, of an aggregate of 8,218 shares of the Company’s common stock, (2) the issuance of an aggregate 18,835 shares of the Company’s common stock with a fair value of $78,994 for services, (3) the issuance of 886,556 warrants with a value of $3,088,944 in connection with debt and (4) the issuance of 200,393 warrants with a fair value of $670,947 in connection with consulting services.

Note 11 — Stock Option Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved 487,932 shares of common stock for issuance under the Plan, including stock options, stock awards and stock bonuses. The maximum number of shares that may be granted under the Plan will be increased effective the first day of each of the Company’s fiscal quarters provided that the number of shares that may be granted under the Plan does not exceed 839,983 shares. The Plan is administered by the Compensation Committee of the Company’s board of directors. The persons eligible to participate in the Plan are employees, non-employee members of the board of directors, consultants and other independent advisors who provide services to the Company. Options issued under the Plan may have a term of up to ten years and may have variable vesting.

On July 19, 2013, the Company granted 346,813 stock options to various employees to purchase shares of common stock at an exercise price of $5.00 per share. The options vest in equal installments on

Ideal Power Inc.

Notes to Financial Statements

Note 11 — Stock Option Plan – (continued)

December 31, 2013, 2014 and 2015. During November and December 2013, the Company granted 40,500 stock options to newly hired employees and 69,859 stock options in connection with separation agreements. The exercise price of the stock options issued to new employees was the closing price of the Company’s stock on the date of grant and the options vest in equal annual installments over 4 years. The exercise price and vesting term of the separation options was set in accordance with the separation agreements. The options granted in 2013 were valued at $1,508,832 using the Black-Scholes option pricing model.

Awards Granted Outside the Plan

During the year ended December 31, 2012, the Company granted 18,965 stock options to purchase shares of common stock at an exercise price of $6.328 to an executive employee. The options were scheduled to vest over a period of 4 years commencing from the date of grant. During 2013, these options were forfeited upon termination of the employee. The options were valued at approximately $85,000 using the Black-Scholes option pricing model. Approximately $15,943 and $12,400, respectively, relating to these options was charged to expense during the years ended December 31, 2013 and 2012.

As permitted by SAB 107, due to the Company’s insufficient history of option activity, management utilizes the simplified approach to estimate the expected term of stock options, which represents the period of time that options granted are expected to be outstanding. The risk free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant. The volatility is determined based on management’s estimate or historical volatilities of comparable companies. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

The assumptions used in the Black-Scholes model are as follows:

	For the year ended December 31,
	2013	2012
Risk-free interest rate	1.46 to 1.86%	1.41%
Expected dividend yield	0%	0%
Expected lives	5.58 to 6.25 years	5.25 years
Expected volatility	90%	90%

A summary of the Company’s stock option activity and related information is as follows:

	2013			2012
	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1	158,108	$2.716	7.8	155,420	$2.654	8.9
Granted	457,172	$4.769		18,965	$6.328
Exercised	—	—		—	—
Forfeited/Expired/Exchanged	(129,707)	$4.249		(16,277)	$6.328
Outstanding at December 31	485,573	$4.240	8.2	158,108	$2.716	7.8
Exercisable at December 31	202,718	$3.699	8.0	137,157	$2.281	8.0

Ideal Power Inc.

Notes to Financial Statements

Note 11 — Stock Option Plan – (continued)

The following table sets forth additional information about stock options outstanding at December 31, 2013:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Options Exercisable
$0.09 – $1.99	39,753	7.7	$0.3562	13,010
$2.00 – $4.99	99,390	6.6	$2.9715	99,390
$5.00 – $7.00	346,430	8.7	$5.0494	90,318
	485,573			202,718

The estimated aggregate pretax intrinsic value (the difference between the Company’s stock price on the last day of the year ended December 31, 2013 and the exercises price, multiplied by the number of in-the-money options) is approximately $326,000. This amount changes based on the fair value of the Company’s stock.

As of December 31, 2013, there was $772,514 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2 years.

Note 12 — Warrants

During the year ended December 31, 2013, the Company issued 107,875 warrants to purchase shares of the Company’s common stock to various promissory note holders with an exercise price of $3.47626. The warrants became exercisable upon the closing of the Company’s IPO. The warrants were valued at approximately $379,000 using the Black-Scholes option pricing model and the Company recorded a debt discount of $251,800 upon issuance of the warrants based on their relative fair value in accordance with ASC 470-20-25-2.

During the year ended December 31, 2013, the Company issued a warrant for the purchase of 84,000 shares of the Company’s common stock for consulting services, with an exercise price of $6.25. The warrant shares vest in increments of 4,000 warrant shares at the end of each month beginning with November 2013 and ending with October 2014 with the remainder vesting in increments of 3,000 warrant shares at the end of each month beginning with November 2014 and ending with October 2015. Upon termination of the consulting agreement by either party, all unvested warrant shares are terminated. The warrant was valued at approximately $237,719 using the Black-Scholes option pricing model. For the year ended December 31, 2013, the Company recorded $22,640 in expense related to vested warrant shares.

During the year ended December 31, 2013, the Company issued a warrant for the purchase of 345,000 shares of the Company’s common stock to MDB Capital Group LLC, for its services as Managing Underwriter of the Company’s IPO, with an exercise price of $6.25. The warrant becomes exercisable 180 days after November 21, 2013. The warrant was valued at $1,682,877 using the Black-Scholes option pricing model.

During the year ended December 31, 2013, the State of Texas exercised its right to purchase 301,273 shares of the Company’s common stock via a cashless exercise at an exercise price of $0.001 whereby it received 301,213 shares and a cash payment of $3.59 for a fractional share. The Company recorded a charge of $404,000 to interest expense upon the cashless exercise of the right to purchase in accordance with ASC 470-20-25-2 as the final number of shares was calculated based on the IPO price. These shares are shown in the Summary of Warrant Activity as “Change in Estimate”.

Ideal Power Inc.

Notes to Financial Statements

Note 12 — Warrants – (continued)

During the year ended December 31, 2012, the Company issued warrants for the purchase of 886,556 shares of the Company’s common stock to various promissory note holders with exercise prices ranging from $3.47626 to $6.3276. The warrants were fully vested at December 31, 2013. The warrants were valued at $3,088,944 using the Black-Scholes option pricing model. See Note 8.

During the year ended December 31, 2012, the Company issued a warrant to purchase 200,393 shares of the Company’s common stock to a consultant in connection with consulting services. The warrant has a per share exercise price of $3.47626. The warrant vested immediately. The warrant was valued at $670,947 using the Black-Scholes option pricing model which was charged to expense during 2012.

The shares underlying the warrants have not been registered.

The assumptions used in the Black-Scholes model are as follows:

	For the year ended December 31,
	2013	2012
Risk-free interest rate	0.83% - 1.35%	0.46% - 0.69%
Expected dividend yield	0%	0%
Expected lives	3.6 - 5 years	3.5 - 4 years
Expected volatility	90%	90%

A summary of the Company’s warrant activity and related information is as follows:

	2013		2012
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 1	1,179,956	$3.5367	93,007	$0.0010
Granted	536,875	$5.6927	1,086,949	$3.8392
Change in Estimate	244,364	$0.0010	—	—
Exercised	(301,273)	$0.0010	—	—
Forfeited/Expired	—	—	—	—
Outstanding at December 31	1,659,922	$4.3552	1,179,956	$3.5367

Note 13 — Income Taxes

Income taxes are disproportionate to income due to net operating loss carryforwards, which are fully reserved. As of December 31, 2013, the Company has federal net operating loss carryforwards of approximately $8,966,000 which will begin to expire in 2031. Management has concluded that it is more likely than not that the Company will not have sufficient foreseeable taxable income within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2013 and 2012.

Ideal Power Inc.

Notes to Financial Statements

Note 13 — Income Taxes – (continued)

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
Current deferred income tax assets:
Inventory – uniform capitalization	$59,000	$18,000
Less valuation allowance	(59,000)	(18,000)
	$—	$—
Non-current deferred income tax assets and (liabilities):
Net operating loss	$3,048,000	$1,806,000
Research and development credit	18,000	18,000
Warranty reserve	38,000	35,000
Depreciation and amortization	—	7,000
Other	(188,000)	(139,000)
Less valuation allowance	(2,916,000)	(1,727,000)
Net non-current deferred tax assets	$—	$—

The Company has applied the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At December 31, 2013 and 2012, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of December 31, 2013 and 2012, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to tax in the United States (“U.S.”) and files tax returns in the U.S. federal and state jurisdictions. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009. The Company currently is not under examination by any tax authority.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

	For the year ended December 31,
	2013	2012
Statutory federal income tax rate	(34)%	(34)%
Debt discount	20	12
Other	2	—
Valuation allowance	12	22
	—%	—%

Note 14 — Commitments

Lease

The Company leases its facility in Spicewood, Texas under a non-cancelable operating lease expiring on May 31, 2014. Rent expense incurred for the years ended December 31, 2013 and 2012 amounted to $37,930 and $34,932, respectively.

Ideal Power Inc.

Notes to Financial Statements

Note 14 — Commitments – (continued)

Employment Agreement

The Company has entered into employment agreements with executive management personnel that provide for severance payments upon termination without cause. Consequently, if the Company had released executive management personnel without cause or due to a change in control, as defined in the employment agreements, the severance expense due would be a minimum six months of salary of approximately $312,000, or, for two members of executive management, the amount of compensation for the remaining term of their employment contract, whichever is higher, plus any pro-rated bonuses and vacation days earned but unused as of the date of termination.

The following table summarizes the Company’s minimum obligation in the event of no early termination under the employment agreements:

Year	Amount
2014	$423,000
2015	149,000
$572,000
Termination of Employment Agreement

Effective October 25, 2013, the employment agreement for one member of executive management was terminated. The related separation agreement included severance of $87,500, accrued but unpaid wages of $58,835 and paid time-off of $9,019. These amounts were paid in November 2013. The separation agreement also includes the grant of an option to purchase 36,116 shares of common stock which may be exercised for a period of 12 months following the first anniversary of the consummation of the Company’s initial public offering. Of the 36,116 shares of common stock covered by the option agreement, 29,399 may be purchased at a per share price of $5.00 and 6,717 may be purchased at a per share price of $6.3276. Options to purchase 81,964 shares of common stock previously granted to the executive were forfeited either at the time of separation or at the time his separation agreement became irrevocable with both events occurring in the fourth quarter of 2013. The option grant was treated as a modification and the Company recorded a charge of $70,634 for this modification.

Note 15 — Consulting Services

During the years ended December 31, 2013 and 2012, the Company incurred $92,857, and $50,069 respectively, on account of consulting services and fixed asset purchases from a company which is owned by one of the major shareholders of the company who from May 2007 to November 2012 was also a director of the Company.

Note 16 — Retirement Plan

The Company has adopted a defined contribution retirement plan covering all of its employees. Under the plan, the Company contributions are discretionary. The Company’s discretionary contributions amounted to $0 and $4,198, respectively, for the years ended December 31, 2013 and 2012, respectively.

Note 17 — Subsequent Events

Employment Agreement

On January 8, 2014, the Company entered into an employment agreement with its Chief Executive Officer. The employment agreement has a term of three years. The agreement provides for severance payments upon termination without cause. Consequently, if the Company releases the executive without cause or due to a change in control, as defined in the employment agreement, the severance due would be a minimum one year’s salary of $300,000, plus any pro-rated bonus and vacations days earned but unused. The executive will be entitled to continue to participate in employee benefit plans, at the Company’s sole expense, for a period of one year following the termination of his employment.

Ideal Power Inc.

Notes to Financial Statements

Note 17 — Subsequent Events – (continued)

The Company issued a non-qualified stock option to the executive (the “Inducement Option”) to purchase 250,000 shares of the Company’s common stock at a per share exercise price of $7.14, equal to the closing price of the Company’s common stock on January 8, 2014, the date of grant. The right to purchase the shares subject to the Inducement Option will vest in equal increments over a period of four years, beginning on December 31, 2014 and continuing thereafter on each subsequent December 31st through the end of the vesting period. The Inducement Option has a term of 10 years and will not be subject to the terms of the Company’s 2013 Equity Incentive Plan.

Lease Agreement

On March 24, 2014, the Company entered into a lease for 14,782 square feet of office and laboratory space located at 4120 Freidrich Lane, Suite 100, Austin, Texas 78744. The triple net lease has a term of 48 months and the Company expects the commencement date of the lease to be approximately June 1, 2014. The annual base rent in the first year of the lease is $154,324 and increases by $3,548 in each succeeding year of the lease. In addition, the Company will be required to pay its proportionate share of operating costs for the building. The Company has a one-time option to terminate the lease on May 31, 2017 with a termination payment of approximately $99,000 if it elects to exercise this option.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Report on Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) or 15d-15(d) of the Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the board of directors.

Name	Age	Position
R. Daniel Brdar	54	Chief Executive Officer and Chairman of the Board
Paul Bundschuh	52	President and Chief Commercial Officer
William C. Alexander	58	Chief Technology Officer and Director
Timothy W. Burns, CPA	39	Chief Financial Officer, Secretary and Treasurer
Mark L. Baum, J.D.	41	Director
Lon E. Bell, Ph.D.	73	Director
David B. Eisenhaure	68	Director

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

R. Daniel Brdar, Chief Executive Officer and Chairman of the Board of Directors

Mr. Brdar joined Ideal Power on January 8, 2014. He has over 25 years of experience in the power systems and energy industries and has held a variety of leadership positions during his career. Prior to joining the Company, Mr. Brdar was Chief Operating Officer of Petra Solar Inc. from March 2011 to May 2013. From January 2006 to February 2011, Mr. Brdar was Chief Executive Officer of FuelCell Energy, Inc., a publicly traded company, President from August 2005 to February 2011 and Chairman of the Board of Directors from January 2007 until April 7, 2011. Prior to his employment with FuelCell Energy, Inc., which began in 2000, Mr. Brdar held management positions at General Electric Power Systems from 1997 to 2000 where he focused on new product introduction programs and was product manager for its gas turbine technology. Mr. Brdar was Associate Director, Office of Power Systems Product Management at the U.S. Department of Energy where he held a variety of positions from 1988 to 1997 including directing the research, development and demonstration of advanced power systems including gas turbines, gasification systems and fuel cells. Mr. Brdar received a B.S. in Engineering from the University of Pittsburgh in 1981. Mr. Brdar’s experience as an executive officer of a publicly traded company and his knowledge of the innovative renewable energy market led us to believe that he should serve as a director.

Paul Bundschuh, President and Chief Commercial Officer

Mr. Bundschuh joined Ideal Power in May 2009. Since January 8, 2014, he has held the positions of President and Chief Commercial Officer. Prior to that date, from September 2012 until January 7, 2014, he was the Chief Executive Officer and Chairman of our board of directors. From May 2009 through September 2012, Mr. Bundschuh was Vice President of Business Development, where he focused on financing activities, including obtaining various grants and industry awards and securing customers. Prior to joining our company, Mr. Bundschuh was a renewable energy technology and marketing consultant from September 2008 through May 2009, during which time he consulted with various renewable energy firms on their marketing and business development efforts. From January 2008 through July 2008, Mr. Bundschuh was Vice President of Marketing and Technology for Electromagnetic Power Solutions, an inverter company start-up leveraging IP licensed from Virginia Tech University. Mr. Bundschuh developed the business and marketing plans for the company and identified potential investors. From October 2000 through March 2007, Mr. Bundschuh was Vice President of Sales and Marketing of the Semi & Licensing division of Waves Audio, where he began a new division for audio IP licensing and custom semiconductor solutions to the consumer audio OEM market. Prior to Waves Audio, Mr. Bundschuh held various roles with Motorola Semiconductor and Advanced Micro Devices. Mr. Bundschuh has a Master of Business Administration from the University of Texas at Austin, a Masters of Engineering in Computer and Systems Engineering as well as a Bachelor of Science in Electrical Engineering from Rensselaer Polytechnic Institute.

William C. Alexander, P.E., Chief Technology Officer, Founder and Director

Mr. Alexander founded Ideal Power in 2007 and joined us full time in January 2010 as the Chief Technology Officer. Mr. Alexander oversees the technology development of all of our products and inventions. Mr. Alexander is also the lead engineer working with clients to collaboratively develop solutions based on our technology. Mr. Alexander was a director of Ideal Power from 2007 through 2012 and re-joined our board as a director on January 8, 2014. Prior to joining the company, Mr. Alexander was a Principal Engineer II for BAE Systems in Austin, Texas from June 1999 through January 2010. Mr. Alexander was the lead engineer developing various weapons systems including LIDAR seekers for air-to-air and air-to-ground applications. Before BAE, Mr. Alexander held various technology and engineering roles with Symtx, Inc., Tracor Aerospace, Inc. and Croft and Company. Mr. Alexander has 27 patents granted with over 50 patents pending. He has a Master of Science in Mechanical Engineering and a Bachelor of Science in Mechanical Engineering from the University of Texas at Austin. Mr. Alexander’s technological experience, his demonstrated ability to commercialize inventions and his historical relationship with Ideal Power led us to believe that he should serve as a director.

Timothy W. Burns, CPA, Chief Financial Officer, Secretary and Treasurer

On October 21, 2013, Timothy W. Burns joined Ideal Power as our Chief Financial Officer and on November 18, 2013 he was appointed as our Secretary. Prior to accepting this position, Mr. Burns was employed by Rainmaker Systems, Inc., a publicly traded company, from November 2010 until February 2013, first as the company’s Controller and, beginning in April 2011, as its Chief Financial Officer. Prior to his employment with Rainmaker Systems, Inc., Mr. Burns was employed by Dean Foods Company, a publicly traded company, from 2001 until November 2010. Mr. Burns began with Dean Foods Company as a Financial Analyst, was made Senior Financial Analyst in 2003, SEC Reporting Manager in 2006, Assistant Controller in 2007 and was promoted to Director of Corporate Accounting in 2008. From 1998 to 2001, Mr. Burns was employed by Deloitte & Touche, LLP as an auditor. Mr. Burns has a Master’s Degree in Professional Accounting from the University of Texas and a Bachelor’s Degree in Accounting from the University of Southern California. He is a public accountant certified in Texas.

Mark L. Baum, J.D., Director

Mark L. Baum joined our board of directors in November 2012. Mr. Baum is also director, since December 2011, of Imprimis Pharmaceuticals, Inc., a publicly traded company, where he also serves as Chief Executive Officer effective April 1, 2012. Mr. Baum has served as the principal of The Baum Law Firm, P.C. (now TBLF, LLC) since 1998, and has more than 15 years of experience in financing, operating and advising small capitalization publicly traded enterprises, with a particular focus on restructured or reorganized businesses. As a manager of capital, he has completed more than 125 rounds of financing for more than 40 publicly traded companies. As a securities attorney, Mr. Baum has focused his practice on U.S. securities laws, reporting requirements and public company finance-related issues that affect small capitalization public companies. Mr. Baum has actively participated in numerous public company spin-offs, restructurings/recapitalizations, venture financings, private-to-public mergers, asset acquisitions and divestitures. In addition to his fund management and legal experience, Mr. Baum has operational experience in the following industries: life science and diagnostics, closed door pharmacies, cleaner and renewable energy and retail home furnishings. Mr. Baum has served on numerous boards of directors of publicly traded companies, including Chembio Diagnostic Systems, Inc., Applied Natural Gas Fuels, Inc. (formerly AGAS), Shrink Nanotechnologies, Inc., You on Demand, Inc. and CoConnect, Inc., as well as boards of advisors for domestic and international private and public companies. Mr. Baum founded and capitalized the Mark L. Baum Scholarship, which has funded tuition grants to college students in Texas. Mr. Baum is a published inventor and a licensed attorney in California and Texas. Mr. Baum’s years of public company executive experience, including knowledge of securities laws, reporting requirements and public company finance-related issues, led us to believe that he should serve as a director.

Lon E. Bell, Ph.D., Director

Dr. Bell joined our Board of Directors in November 2012. He founded Amerigon Inc. (now Gentherm) in 1991. Dr. Bell has served many roles in Amerigon, Inc., including Chief Technology Officer until December 2010, Director of Technology until 2000, Chairman and Chief Executive Officer until 1999, and President until 1997. Dr. Bell served as the Chief Executive Officer and President of BSST LLC, a subsidiary of Amerigon from September 2000 to December 2010. He served as a Director of Amerigon from 1991 to 2012. Previously, Dr. Bell co-founded Technar Incorporated, which developed and manufactured automotive components, and served as Technar’s Chairman and President until selling majority ownership to TRW Inc. in 1986. Dr. Bell continued managing Technar, then known as TRW Technar, as its President until 1991. He co-founded Mahindra REVA Electric Vehicle Co Ltd. in 1994 and serves on its Board of Directors and Chairman of its Intellectual Property Committee. He currently serves on the Board of Directors of ClearSign Combustion Corporation. He is a member of advisory boards at California Institute of Technology Mechanical Engineering Department since 2008, Michigan State University and University of Santa Barbra Energy Frontiers Research Centers since 2010 and Alphabet Energy since 2011. Dr. Bell is a leading expert in the design and mass production of thermoelectric products. He has authored more than 30 publications in the areas of thermodynamics of thermoelectric systems, automotive crash sensors, and other electronic and electromechanical devices. Five of his inventions have gone into mass production and dominated their target markets. Dr. Bell received a BSc. in Mathematics, an MSc. in Rocket Propulsion, and a Ph.D. in Mechanical Engineering from the California Institute of Technology. Dr. Bell’s demonstrated ability to commercialize inventions led us to conclude that he should serve as a director.

David B. Eisenhaure, Director

Mr. Eisenhaure joined our board of directors in August 2013. From February 1985 until May 2008, Mr. Eisenhaure served as the President and Chief Executive Officer of SatCon Technology Corporation, a public corporation, which he founded. He was also a director of that company from February 1985 until his resignation in July 2009. After his resignation as an executive officer from SatCon Technology Corporation, Mr. Eisenhaure assisted that company with the transition to a new management team. He retired from active employment in March 2009. SatCon Technology Corporation developed products that contributed to the advancement of the utility, hybrid vehicle, ship building, industrial automation, semiconductor processing, and defense markets. Prior to founding SatCon Technology Corporation, Mr. Eisenhaure was the Technical Director of the Energy Systems Division at Draper Laboratory, where the research of his group included magnetic bearings, flywheels, energy storage, advanced solid state power converters, advanced motors and generators, and adaptive control systems for highly dynamic and otherwise unstable systems. Prior to his employment with Draper Laboratory, Mr. Eisenhaure worked at the Massachusetts Institute of Technology Instrumentation Laboratory, first as a graduate student research assistant and then as a staff engineer, designing and developing electromagnetic and thermal control systems to support the national space and defense programs. From 1985 to 1997 he held the position of Lecturer in the Mechanical Engineering Department at the Massachusetts Institute of Technology, where he collaborated with faculty and students on research, especially thesis-related research at both the Master’s and Ph.D. levels. He has been awarded over 20 patents from the U.S. Patent and Trademark Office covering inventions in magnetic suspensions, motor drives and controls, flywheel systems, automotive components, energy storage, and solid state power converters. Mr. Eisenhaure holds a Bachelor of Science degree, a Master of Science degree, and an Engineer’s Degree in Mechanical Engineering from the Massachusetts Institute of Technology. Mr. Eisenhaure’s years of public company executive experience, his extensive experience in the field of electrical technology, and his educational background led us to believe that he should serve as a director.

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and any written representation made to us, we have determined that Peter Appel, the beneficial owner of more than 10% of our common stock, filed his Form 3 one day late.

Code of Business Conduct and Ethics

The Board of Directors has adopted a code of business conduct and ethics (the Code) designed to deter wrongdoing and to promote honest and ethical conduct. The Code applies to all of our directors, executive officers and employees. The Code may be found on our website at www.idealpower.com-Investors/Corporate Governance/Governance Documents.

Procedures by which Security Holders may Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Information on the Company’s Audit Committee

The Company’s board of directors has a standing Audit Committee. Our three independent directors, Lon E. Bell, Mark Baum and David B. Eisenhaure, are the members of the Audit Committee. The determination of independence is made in accordance with the rules of The NASDAQ Stock Market. We believe that both Mark Baum and David Eisenhaure are audit committee financial experts, within the meaning of Item 407(d)(5) of Regulation S-K.

Compensation Committee Interlocks and Insider Participation

In November 2012, three of the members of our board of directors resigned and Dr. Lon Bell, Mr. Mark Baum and Mr. Rick Rutkowski, all of whom were determined to be independent using the criteria set forth in Rule 5605(a)(2) of the rules of The NASDAQ Stock Market, were appointed to our board. In January 2013, our board created an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee. Dr. Bell and Messrs. Baum and Rutkowski were appointed to these committees. In August 2013, Mr. Rutkowski resigned as a member of our board of directors and Mr. Eisenhaure, who we determined was independent, was appointed in his place. None of our executive officers served on the Compensation Committee during the 2013 year and there were no relationships during the 2013 year that are required to be disclosed pursuant to Item 407(d)(4)(iii) of Regulation S-K.

ITEM 11:	EXECUTIVE COMPENSATION

The following summary compensation table covers all compensation awarded to, earned by or paid to our principal executive officer, each of the other two highest paid executive officers, if any, whose total compensation exceeded $100,000 during the years ended December 31, 2013 and 2012 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of Company at the end of the last completed fiscal year. These individuals are sometimes referred to in this report as the “Named Executive Officers”.

Summary Compensation Table

Name and Principal Position		Salary	Bonus(1)	Stock Awards(2)	Option Awards(3)	All Other Compensation(4)	Total
Paul Bundschuh President and Chief Commercial Officer, Former Chief Executive Officer	2013	$186,154	$105,336	$0	$379,883	$0	$671,373
	2012	139,999	0	0	0	0	139,999
Christopher Cobb Former President, Chief Operating Officer and Chief Executive Officer	2013	$148,078	$2,802	$0	$70,634	$97,369	$318,883
	2012	13,462	41,250	48,993	85,049	0	188,754
William Alexander Chief Technology Officer	2013	$223,267	$51,932	$0	$151,953	$0	$427,152
	2012	238,253	0	0	0	0	238,253
Timothy Burns Chief Financial Officer, Secretary and Treasurer	2013	$27,885	$2,099	$0	$113,124	$0	$143,108
Charles De Tarr Former Vice President, Finance, Chief Financial Officer and Secretary	2013	$154,926	$1,160	$0	$23,868	$0	$179,954
	2012	115,895	35,000	0	0	0	150,895

(1)	Bonus in 2013 includes annual performance bonus of $100,000 and $50,000 for Mr. Bundschuh and Mr. Alexander, respectively. Other amounts shown in 2013 relate to bonus paid to executives for deferring base salary payments in advance of the Company’s initial public offering.
(2)	The amounts included in this column are the aggregate grant date fair value of stock awards granted in 2012.
(3)	This amount reflects the aggregate grant date fair value for this award and does not correspond to the actual value that may be recognized by the individual upon option exercise. For information on the valuation assumptions used to determine the grant date fair value of stock options, see Notes 1 and 11 to our audited financial statements included elsewhere in this report.
(4)	This amount includes an $88,350 severance payment and $9,019 payment for unused vacation.

Current and Future Compensation Practices

Currently, compensation for our employees consists of base salary, cash bonuses and awards of stock options through the Company’s 2013 Equity Incentive Plan. We believe that a combination of cash and options for the purchase of common stock will allow us to attract and retain the services of individuals who will help us achieve our business objectives, thereby increasing value for our stockholders. We believe that share ownership by our employees is an effective method to deliver superior stockholder returns by increasing the alignment between the interests of our employees and our stockholders. No employee is required to own common stock in our Company.

In setting the compensation for our officers, we look primarily at the person’s responsibilities, at the person’s experience and education and at our ability to replace the individual. We expect the base salaries of our executive officers to remain relatively constant unless the person’s responsibilities are materially changed. We also expect that we may pay bonuses to reward exceptional performance or the achievement by the Company or an individual of targets to be agreed upon. During 2013 and 2012, because we had limited cash resources, we periodically accrued salaries for our executive officers.

Employment Agreements

On January 8, 2014, R. Daniel Brdar entered into an employment agreement with us. The term of Mr. Brdar’s employment will be three years. Before the expiration of the second year, the Compensation Committee will review his performance and, assuming that his performance is satisfactory, the term of his employment will be extended for an additional year. During the third year and each subsequent year of his employment, the Compensation Committee will review Mr. Brdar’s performance and, assuming it is satisfactory, extend his employment for an additional year.

As compensation for his services, Mr. Brdar will receive an annual salary of $300,000 per year. Each year, Mr. Brdar and the Compensation Committee will meet to discuss performance objectives and targets for him, personally, and for the Company for the year (the “Performance Goals”). If the Performance Goals are satisfactorily achieved during the period or periods designated, as determined by the Compensation Committee, Mr. Brdar will be eligible to receive a target performance bonus in the amount of 60% of his annual salary. For the first year of his employment, he will receive a bonus that is no less than 25% of his annual salary.

The Company has issued a non-qualified stock option to Mr. Brdar (the “Inducement Option”) to purchase 250,000 shares of the Company’s common stock at a per share exercise price of $7.14, equal to the closing price of the Company’s common stock on January 8, 2014, the date of grant. The right to purchase the shares subject to the Inducement Option will vest in equal increments over a period of four years, beginning on the first anniversary of the date of grant and continuing thereafter on each subsequent anniversary date. The Inducement Option will have a term of 10 years and will not be subject to the terms of the Company’s 2013 Equity Incentive Plan. Beginning with the 2015 calendar year and continuing through the 2018 calendar year, Mr. Brdar will also receive, for each year in which the Performance Goals are met, an additional option to purchase 50,000 shares of the Company’s common stock (the “Target Option”). The per share exercise price of each Target Option will be equal to the closing price of the common stock on the first business day of the calendar year. The right to purchase the shares subject to each Target Option will vest in equal increments over a period of four years, beginning on the 31st day of December in the year in which the Performance Goals are met. The Target Option will have a term of 10 years and will be subject to the terms of the Company’s 2013 Equity Incentive Plan.

If Mr. Brdar’s services are terminated at the election of the Company he will be entitled to receive (i) his accrued but unpaid annual salary and the value of unused paid time off through the effective date of the termination; (ii) his accrued but unpaid bonus, if any; (iii) business expenses incurred prior to the effective date of termination; and (iv) severance (the “Severance Payment”) consisting of one year of his annual salary, less legal deductions. The Company may elect in its sole discretion whether to pay the Severance Payment in one lump sum or on regular pay days for the one year period following termination of Mr. Brdar’s employment. Mr. Brdar will be entitled to continue to participate in employee benefit plans, at the Company’s sole expense, for a period of one year following the termination of his employment.

If Mr. Brdar’s services are terminated as a result of a change in control, he will be entitled to receive (i) his accrued but unpaid annual salary and the value of unused paid time off through the effective date of the termination; (ii) his accrued but unpaid bonus, if any; (iii) business expenses incurred prior to the effective date of termination; and (iv) an amount equal to his annual salary for one year. In addition, any equity award that was scheduled to vest following the termination of his employment will vest immediately.

Mr. Brdar will be entitled to receive the same benefits and opportunities to participate in any of the Company’s employee benefit plans which may now or hereafter be in effect on a general basis for executive officers or employees. During his employment, the Company will provide, at the Company’s sole expense, health insurance benefits for Mr. Brdar, his spouse and his children under the same policy or policies generally available to other executive officers of the Company. Additional benefits, such as life insurance coverage, may be provided to him, if approved by the Compensation Committee.

On December 10, 2013, we entered into an Employment Agreement with Timothy W. Burns, our Chief Financial Officer, Secretary and Treasurer. Pursuant to the terms of the Employment Agreement, Mr. Burns received a salary of $150,000 per year from the date his employment began (October 21, 2013) through December 6, 2013. From and after December 6, 2013, Mr. Burns’ salary was increased to $200,000 per year. At least annually, Mr. Burns is to meet with the members of the Compensation Committee to establish performance standards and goals to be met by Mr. Burns and cash bonus targets based on the performance standards and goals that are achieved. The standards and goals and the bonus targets will be mutually agreed to by Mr. Burns and the Compensation Committee. For the year 2014, Mr. Burns and the Compensation Committee agreed that performance standards and goals, which have not yet been finally determined, will support a cash bonus target of $50,000. Mr. Burns will also receive an annual cost of living increase and he is entitled to participate in any of our employee benefit plans which may now be, or in the future will be, in effect on a general basis for our executive officers or employees. We will provide, at the Company’s sole expense, medical and dental benefits for Mr. Burns, his spouse and his children unless Mr. Burns waives such benefits. Mr. Burns will receive four weeks paid-time-off each year.

In accordance with the terms of the Employment Agreement, Mr. Burns was granted an incentive stock option award from the Company’s 2013 Equity Incentive Plan for the purchase of 30,000 shares of the Company’s common stock at a price of $5.00 per share. The term of the option is 10 years. The right to purchase the shares vests annually over a four year period.

The Employment Agreement will be terminated if Mr. Burns is disabled or voluntarily resigns from his employment. We may terminate Mr. Burns’ employment for cause or on 30 days written notice. If his employment is terminated by us without cause, Mr. Burns will receive his accrued but unpaid salary and the value of unused paid time off through the effective date of the termination, any accrued but unpaid bonus, business expenses incurred prior to the effective date of the termination, and severance (the “Severance Payment”) consisting of six months’ salary, less legal deductions. We may elect, in our sole discretion, whether to pay the Severance Payment in one lump sum or on regular pay days for the six months following termination of Mr. Burns’ employment. Mr. Burns will also be entitled to continue to participate in employee benefit plans, at the Company’s sole expense, for six months following the termination of his employment.

If Mr. Burns’ employment is terminated as a result of a change in control, as defined in the Employment Agreement, he will be entitled to receive his accrued but unpaid salary and the value of unused paid time off through the effective date of the termination, any accrued but unpaid bonus, business expenses incurred prior to the effective date of the termination, and an amount equal to one-half of his salary. In addition, any equity award that was scheduled to vest during the two year period following the termination of his employment will vest immediately upon the termination of Mr. Burns’ employment as a result of a change in control. Mr. Burns’ employment will be deemed to have been terminated as a result of a change in control if the termination occurs during the period that begins when negotiations for the change in control begin and ends on the six month anniversary of the closing of the change in control transaction and such termination is not a termination for cause or a termination as a result of his death, disability or election.

On May 7 and May 8, 2013, Paul Bundschuh and William Alexander entered into employment agreements with us. With the exception of the annual compensation, the material terms of the employment agreements of these two executives are substantially the same.

The employment agreements entered into by Messrs. Bundschuh and Alexander have initial terms of two years, but will be renewed on an annual basis following the expiration of the initial term, unless otherwise terminated. Mr. Bundschuh is compensated at an annual rate of $200,000 and Mr. Alexander is compensated at an annual rate of $223,267.

Each executive will be entitled to receive a cost of living adjustment on January 1st of each year and will be entitled to participate in any employee benefit plans we offer. During each executive’s employment, the Company will provide, at the Company’s sole expense, medical and dental benefits for each executive, his spouse and his children. Each executive is entitled to four weeks of paid time off each year. Following the initial public offering of our common stock, each executive became eligible for an annual bonus, in an amount to be determined by the Compensation Committee, based upon standards and goals agreed to by the Compensation Committee and the executive, and each executive may receive awards of stock grants or stock options at the discretion of the Compensation Committee. For the year ended December 31, 2013, the Compensation Committee awarded Messrs. Bundschuh and Alexander bonuses of $100,000 and $50,000, respectively.

Our board of directors may terminate the services of the executive for “cause,” as defined in the employment agreement or upon 30 days written notice to the executive. The employment agreements may also be terminated by the executive’s death or disability, by the election of the executive or due to a change in control, as defined in the employment agreements.

If an executive is terminated as a result of death, disability or the executive’s election, he will receive his accrued but unpaid salary and the value of unused paid time off through the effective date of his termination, his accrued but unpaid annual bonus, if any, and his business expenses incurred prior to the effective date of his termination (the “Termination Payment”). The executive will be entitled to continue to participate in any employee benefit plan to the extent provided for in the plan or as may be required by law. If we terminate the executive’s employment other than for cause, the executive will receive the Termination Payment and severance consisting of the greater of (i) the salary that would be due to the executive if his employment had not been terminated or (ii) six months annual salary. The executive will also be entitled to continue to participate in any employee benefit plan for a period of six months following the termination of his employment. If an executive is terminated as a result of a change in control, he will receive the Termination Payment and severance in an amount equal to the annual salary due to the executive for the balance of the term. In no event will this severance payment be less than the amount of the executive’s annual salary.

Outstanding Equity Awards at December 31, 2013

The following table sets forth certain information concerning outstanding equity awards for our Named Executive Officers at December 31, 2013. No options were exercised by our Named Executive Officers during the last two fiscal years.

	Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date
Paul Bundschuh	1,229	—	$0.8133	5/12/2022
Paul Bundschuh	1,281	—	$0.7953	8/25/2022
Paul Bundschuh	11,781	—	$2.9715	6/30/2020
Paul Bundschuh	5,890	—	$2.9715	9/30/2020
Paul Bundschuh	5,890	—	$2.9715	12/31/2022
Paul Bundschuh	69,999	34,999	$5.0000	7/19/2023
Christopher Cobb	—	6,717	$6.3276	11/26/2015
Christopher Cobb	—	29,399	$5.0000	11/26/2015
William Alexander	14,000	27,999	$5.0000	7/19/2023
Timothy Burns	—	30,000	$5.0000	11/21/2023
Charles De Tarr	—	26,743	$0.4167	1/31/2022
Charles De Tarr	—	7,000	$5.0000	11/26/2015

Director Compensation

Members of our board of directors did not receive compensation for their service as directors for the year ended December 31, 2012. On June 30, 2013, our board of directors approved annual compensation to be paid to the independent directors, effective from their date of appointment to the Board, as follows: each of the independent directors will receive $50,000 in cash and $50,000 in value of shares of common stock. The cash component of the compensation was to begin to accrue when the Company completed its initial public offering. All directors are reimbursed ordinary and reasonable expenses incurred in exercising their responsibilities. The following table illustrates the compensation paid to members of our board of directors as of December 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Baum	$12,500	$54,305	—	—	—	—	$66,805
Lon E. Bell	$12,500	$54,305	—	—	—	—	$66,805
David B. Eisenhaure	$12,500	$18,055	—	—	—	—	$30,555
Richard Rutkowski	$—	$25,000	—	—	—	—	$25,000

On January 3, 2014 the compensation to be paid to our independent directors was changed. Beginning in 2014, our independent directors will receive cash compensation of $50,000 and an option to purchase shares of our common stock having a value of $50,000.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

We have set forth in the following table certain information regarding our common stock beneficially owned by (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our directors and named executive officers, and (iii) all executive officers and directors as a group. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days pursuant to options, warrants, conversion privileges or similar rights. Unless otherwise indicated, ownership information is as of March 26, 2014, and is based on 7,010,959 shares of common stock outstanding on that date.

Names and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		% of Shares Owned
Directors and Officers:
R. Daniel Brdar, Chief Executive Officer and Chairman of the Board	—		0.0%
Paul Bundschuh, President and Chief Commercial Officer	113,759	(3)	1.6%
William Alexander, Chief Technology Officer and Director	484,996	(4)	6.9%
Timothy Burns, Chief Financial Officer, Secretary and Treasurer	10,000		0.2%
Mark Baum, Director	102,667	(5)	1.5%
Lon E. Bell, Director	136,463	(6)	1.9%
David B. Eisenhaure, Director	7,871	(7)	0.1%
All Directors and Officers as a Group	855,756		12.2%
5% Owners
Peter A. Appel(8)	882,826	(9)	12.6%
Austin W. Marxe, David M. Greenhouse and Adam C. Stettner(10)	1,146,935		16.3%

(1)	The address of each officer and director is 5004 Bee Creek Rd., Suite 600, Spicewood, Texas 78669.
(2)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, the shares of common stock listed above are owned as of March 26, 2014, and are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.
(3)	Includes 50,635 shares of common stock, warrants for the purchase of 2,054 shares of common stock and 61,070 shares subject to vested options to purchase common stock.
(4)	Includes 470,996 shares of common stock and 14,000 shares subject to a vested option to purchase common stock.
(5)	Includes 54,961 shares of common stock held in Mr. Baum’s name, 29,063 shares of common stock held by Series E-1 of Larrem Smitty, LLC, of which Mr. Baum is the beneficial owner, 4,260 shares subject to an option to purchase common stock exercisable within 60 days of March 26, 2014 and 14,383 shares of common stock issuable upon the exercise of warrants held by Series E-1 of Larrem Smitty, LLC.
(6)	Includes 30,861 shares of common stock held in Dr. Bell’s name, 58,192 shares of common stock held by the Bell Family Trust, of which Dr. Bell is the trustee and has sole voting and investment control with respect to the shares of common stock, 4,260 shares subject to an option to purchase common stock exercisable within 60 days of March 26, 2014 and 43,150 shares of common stock issuable upon the exercise of warrants held by the Bell Family Trust.
(7)	Includes 3,611 shares held in Mr. Eisenhaure’s name and 4,260 shares subject to an option to purchase common stock exercisable within 60 days of March 26, 2014.
(8)	Mr. Appel’s address is 77 Oregon Road, Bedford Corners, New York 10549.
(9)	Includes 580,777 shares of common stock and 302,049 shares of common stock issuable upon the exercise of warrants.
(10)	The address for Messrs. Marxe, Greenhouse and Stettner is 527 Madison Avenue, New York, New York, 10022.
ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our common stock is listed on the NASDAQ Capital Market, therefore, our determination of the independence of directors is made using the definition of “independent” contained in the listing standards of the NASDAQ Stock Market. On the basis of information solicited from each director, the board has determined that each of Mr. Baum, Mr. Eisenhaure and Dr. Bell has no material relationship with the Company and is independent within the meaning of such rules.

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

For the period from January 1, 2012, through the date of this report (the “Reporting Period”), described below are certain transactions or series of transactions between us and certain related persons.

On May 22, 2012, we issued convertible promissory notes together with common stock purchase warrants to Charles De Tarr and Christopher Cobb, respectively. Mr. De Tarr was formerly our Chief Financial Officer, Secretary and Treasurer and Vice-President, Finance. Mr. Cobb was formerly our President and Chief Operating Officer, Chief Executive Officer and a member of our board of directors. The note issued to Mr. De Tarr was in the principal amount of $150,000 and included a series of advances made to us by Mr. De Tarr from February 28, 2012 through May 22, 2012. The note issued to Mr. Cobb was in the principal amount of $200,000. The convertible notes accrued interest at the rate of 6% per year and all principal and interest were due and payable on the maturity date, December 31, 2014, unless earlier paid by the Company. The promissory notes converted into 33,061 and 43,643 shares of the Company’s common stock for Mr. De Tarr and Mr. Cobb, respectively, immediately upon completion of the Company’s initial public offering. No payments were made toward the principal amount or accrued interest of either note prior to conversion, therefore, during the Reporting Period, the highest principal amounts owed pursuant to the promissory notes were $150,000 and $200,000, respectively. In conjunction with these promissory notes, we issued 23,706 and 31,608 warrants to Mr. De Tarr and Mr. Cobb, respectively. The warrants have terms of seven years and the per share exercise price is $6.3276.

On August 31, 2012, we closed an offering of $750,000 in principal amount of senior secured convertible promissory notes (the “August Notes”) together with warrants to purchase shares of our common stock. On November 21, 2012, we closed an offering of $3.25 million in principal amount of senior secured convertible promissory notes (the “November Notes”) together with warrants to purchase shares of our common stock. On July 29, 2013, we closed an offering of $750,000 in aggregate principal amount of senior secured convertible promissory notes (the “July Notes”) together with warrants for the purchase of our common stock. The August Notes, the November Notes and the July Notes are collectively referred to in this discussion as the “Notes.” The Notes accrued interest at the higher of (i) 1% per annum or (ii) or the lowest rate that may accrue without causing the imputation of interest under the Internal Revenue Code. The principal amount of the August Notes and the November Notes, together with accrued interest, were due and payable on the earlier to occur of (i) January 6, 2014, (ii) an Event of Default (as defined in the Notes) or (iii) the closing of an IPO Financing (as defined in the Notes). The principal amount of the July Notes, together with accrued interest, were due and payable on the earlier to occur of (i) July 29, 2014, (ii) an Event of Default (as defined in the Notes) or (iii) the closing of an IPO Financing (as defined in the Notes). The notes were converted into shares of the Company’s common stock immediately upon completion of the Company’s initial public offering. No payments were made toward the principal amount or accrued interest of either note prior to conversion. The warrants issued in conjunction with the Notes have a term of seven years and an exercise price of $3.47626. The number of shares of common stock covered by the warrants for the August Note is equal to the original principal amount of the August Note divided by $3.47626. and the number of shares of common stock covered by the warrants issued in conjunction with the November Notes and July Notes is calculated identically to the August Notes, except on one-half the principal amount. The following officers, directors and beneficial owners of 5% of our common stock invested in these offerings:

Name and Title	Investment Amount
August 31, 2012
Lon E. Bell, director (Investment made through the Bell Family Trust dated 2/2/95)	$100,000
Peter Appel, beneficial owner of more than 5% of our common stock	$100,000
November 21, 2012
Lon E. Bell, director (Investment made through the Bell Family Trust dated 2/2/95)	$100,000
Mark Baum, director (Investment made through Series E-1 of the Larrem Smitty, LLC)	$100,000
Peter Appel, beneficial owner of more than 5% of our common stock	$1,625,000
MDB Capital Group, LLC, beneficial owner of more than 5% of our common stock on the transaction date	$395,000
July 29, 2013
Peter Appel, beneficial owner of more than 5% of our common stock	$275,000

On July 24, 2012, we entered into engagement agreements with MDB Capital Group, LLC (the “Engagement Agreements”). In exchange for services that were provided and pursuant to the terms of our Engagement Agreements, on November 21, 2012, we issued to MDB Capital Group, LLC a warrant to purchase 200,393 shares of common stock and a warrant to purchase 93,491 shares of common stock. The warrants expire seven years from the date of issuance. The exercise price of the warrant to purchase 200,393 shares of common stock is $3.47626. The exercise price of the warrant to purchase 93,491 shares of common stock is $4.345325. The warrants will become exercisable on the earlier of the Calendar Due Date, as defined in the warrants, or 180 days following an IPO.

During the years ended December 31, 2013 and 2012, we incurred $92,857 and $50,920, respectively, for IT services and equipment provided by DataCorp, a company that is owned by Hamo Hacopian, a former director.

Our executive officers have executed employment agreements with us and have received shares of common stock or options to purchase common stock as compensation. Our independent directors also receive compensation for their services to us. See the section of this report titled “Executive Compensation” for a discussion of these transactions.

On November 6, 2013 we entered into a Separation and Release Agreement with Christopher Cobb, whereby he resigned as our President, Chief Operating Officer and director. Mr. Cobb’s separation package included the following: (i) a severance payment in the amount of $87,500, accrued but unpaid wages in the amount of $58,835 and paid-time-off in the amount of $9,019, all of which was paid within six days from the date the agreement becomes irrevocable; (ii) grant of an option covering 36,116 shares of common stock which may be exercised for a period of 12 months beginning on November 27, 2014; (iii) an agreement to provide consulting services as requested through December 31, 2013; and (iv) a mutual release of all claims and covenant not to sue. Of the 36,116 shares of common stock covered by the option agreement, 29,399 shares may be purchased at a per-share price of $5.00 and 6,717 shares may be purchased at a per-share price of $6.3276.

On November 27, 2013 we entered into a Separation and Release Agreement with Charles De Tarr whereby he resigned as our Vice-President, Finance. Mr. De Tarr’s separation package included the following: (i) grant of an option covering the purchase of an aggregate 33,743 shares of our common stock which may be exercised beginning on November 27, 2014; (ii) an agreement to provide consulting services on a full-time basis for a period of up to six months; and (iii) a mutual release of all claims and covenant not to sue. We agreed to pay Mr. De Tarr $14,583 per month for the consulting services. We could terminate the consulting arrangement upon 60 days notice to Mr. De Tarr. If we terminated the consulting arrangement, during the notice period Mr. De Tarr would not be required to provide consulting services for more than 15 hours per week. We provided 60 days’ notice of termination of the consulting arrangement to Mr. De Tarr on December 20, 2013 and his consulting services under the agreement ceased on February 18, 2014. Of the 33,743 shares covered by the option agreement, 26,743 shares have an exercise price of $0.416675 per share and 7,000 shares have an exercise price of $5.00 per share.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2013	2012
Gumbiner Savett Inc.
Audit Fees	148,000	—
Audit Related Fees	—	—
Tax Fees	7,950	—
All Other Fees	53,649	—
Maxwell, Locke & Ritter
Audit Fees	—	33,500
Audit Related Fees	—	—
Tax Fees	—	7,968
All Other Fees	—	—

Gumbiner Savett Inc. provided customary agreed upon procedures in connection with our initial public offering. These fees are shown as “All Other Fees” in the above table.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a) (3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spicewood, State of Texas, on this 28th day of March, 2014.

IDEAL POWER INC.

By:	/s/ R. Daniel Brdar R. Daniel Brdar, Chief Executive Officer
By:	/s/ Timothy Burns Timothy Burns, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 2014

/s/ R. Daniel Brdar

R. Daniel Brdar,
Chief Executive Officer
(principal executive officer) and director

Dated: March 28, 2014

/s/ Timothy Burns

Timothy Burns,
Chief Financial Officer
(principal financial and accounting officer),
Secretary and Treasurer

Dated: March 28, 2014

/s/ William C. Alexander

William C. Alexander,
Chief Technology Officer and director

Dated: March 28, 2014

/s/ Lon E. Bell

Lon E. Bell, Ph.D., director

Dated: March 28, 2014

/s/ Mark Baum

Mark Baum, director

Dated: March 28, 2014

/s/ David B. Eisenhaure

David B. Eisenhaure, director

EXHIBIT INDEX

Exhibit No.	Description of Document
1.1	Form of Underwriting Agreement(1)
3.1	Delaware Certificate of Conversion including Certificate of Incorporation(1)
3.2	Bylaws of Ideal Power Inc.(1)
4.1	Underwriter’s Warrant(1)
10.1	Consulting Agreement dated July 24, 2012 between the registrant and MDB Capital Group, LLC(1)
10.2	Consulting Agreement dated August 8, 2012 between the registrant and MDB Capital Group, LLC(1)
10.3	Form of Lock-Up Agreement(1)
10.4	Form of Subscription and Stock Purchase Agreement by and between the registrant and investors for an offering completed in October 2010(1)
10.5	Form of Subscription Agreement and Stock Purchase Agreement by and between the registrant and investors for an offering completed on May 4, 2012(1)
10.6	Form of Convertible Promissory Note issued by the registrant to investors in the offering completed on October 9, 2011(1)
10.7	Form of Convertible Promissory Note issued by the registrant to investors in the offering completed on July 17, 2012(1)
10.8	Form of Amendment to Convertible Promissory Notes issued on July 17, 2012(1)
10.9	Form of Warrant issued by the registrant to investors in the offering completed on July 17, 2012(1)
10.10	Form of Securities Purchase Agreement between the registrant and investors for an offering completed on August 31, 2012(1)
10.11	Form of Registration Rights Agreement between the registrant and investors for an offering completed on August 31, 2012(1)
10.12	Form of Senior Secured Convertible Promissory Note issued by the registrant to investors in the offering completed on August 31, 2012(1)
10.13	Form of Security Agreement between the registrant and investors for an offering completed on August 31, 2012(1)
10.14	Form of Warrant issued by the registrant to investors in the offering completed on August 31, 2012(1)
10.15	Form of Replacement Senior Secured Convertible Promissory Note issued by the registrant to investors in the offering completed on August 31, 2012(1)
10.16	Form of Replacement Warrant issued by the registrant to investors in the offering completed on August 31, 2012(1)
10.17	Form of Securities Purchase Agreement between the registrant and investors for an offering completed on November 21, 2012(1)
10.18	Form of Registration Rights Agreement between the registrant and investors for an offering completed on November 21, 2012(1)
10.19	Form of Senior Secured Convertible Promissory Note issued by the registrant to investors in the offering completed on November 21, 2012(1)
10.20	Form of Security Agreement between the registrant and investors for the offering completed on November 21, 2012(1)
10.21	Form of Warrant issued by the registrant to investors in the offering completed on November 21, 2012(1)

Exhibit No.	Description of Document
10.21	Form of Warrant issued by the registrant to investors in the offering completed on November 21, 2012(1)
10.22	Subordination Agreement dated August 30, 2012 between the registrant and Office of the Governor Economic Development and Tourism of the State of Texas(1)
10.23	Lease Agreement between the Company and Texas Public Employees Association dated May 7, 2013(1)
10.24	Employment Agreement between the Company and William Alexander dated May 7, 2013(1)+
10.25	Employment Agreement between the Company and Paul Bundschuh dated May 7, 2013(1)+
10.26	Employment Agreement between the Company and Christopher Cobb dated May 8, 2013(1)+
10.27	Form of Indemnification Agreement entered into in December 2010 between the Company and William Alexander, Charles De Tarr, David Breed and Hamo Hacopian(1)+
10.28	Form of Securities Purchase Agreement between the registrant and investors for an offering completed on July 29, 2013(1)
10.29	Form of Registration Rights Agreement between the registrant and investors for an offering completed on July 29, 2013(1)
10.30	Form of Senior Secured Convertible Promissory Note issued by the registrant to investors in the offering completed on July 29, 2013(1)
10.31	Form of Security Agreement between the registrant and investors for the offering completed on July 29, 2013(1)
10.32	Form of Warrant issued by the registrant to investors in the offering completed on July 29, 2013(1)
10.33	Ideal Power Converters, Inc. 2013 Equity Incentive Plan(1)
10.34	Warrant issued to MDB Capital Group, LLC (MDB-1) dated November 21, 2012(1)
10.35	Addendum to Warrant issued to MDB Capital Group, LLC (MDB-1) dated July 10, 2013(1)
10.36	Warrant issued to MDB Capital Group, LLC (MDB-2) dated November 21, 2012(1)
10.37	Addendum to Warrant issued to MDB Capital Group, LLC (MDB-2) dated July 10, 2013(1)
10.38	Form of Lock-Up Agreement with MDB Capital Group, LLC (180 Days)(1)
10.39	Form of Lock-Up Agreement with MDB Capital Group, LLC (One Year)(1)
10.40	Offer Letter dated October 15, 2013 to Timothy W. Burns(1)
10.41	Amendment to Promissory Note(1)
10.42	Form of Addendum to Stock Purchase Warrant (Series A)(1)
10.43	Form of Addendum to Stock Purchase Warrant (Series B)(1)
10.44	Separation and Release Agreement between the registrant and Christopher Cobb(1)+
10.45	Separation and Release Agreement (including amendment) between the registrant and Charles De Tarr(2)+
10.46	Employment Agreement between the registrant and Timothy W. Burns(3)+
10.47	Employment Agreement between the registrant and R. Daniel Brdar(4)+
10.48	Non-Qualified Stock Option Award Agreement issued to R. Daniel Brdar(4)+
10.49	Lease Agreement between the Company and Agellan Commercial REIT U.S. L.P. dated March 24, 2014*
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No.	Description of Document
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS**	XBRL Instance Document*
101.SCH**	XBRL Taxonomy Extension Schema*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase*
101.LAB**	XBRL Taxonomy Extension Label Linkbase*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase*

*	Included herein.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.
+	Indicates a contract with management.
(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, file no. 333-190414, originally filed with the Securities and Exchange Commission on August 6, 2013, as amended.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2013.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2013.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014.