Form 10-Q
period 2014-03-31
Ideal Power Inc.
filed 2014-05-14
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-36216

IDEAL POWER INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1999058 (I.R.S. Employer Identification No.)

5004 Bee Creek Road, Suite 600

Spicewood, Texas 78669

(Address of principal executive offices)

(Zip Code)

(512) 264-1542

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 9, 2014 the issuer had 7,010,959 shares of common stock, par value $.001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,444,543	$14,137,097
Accounts receivable, net	340,379	252,406
Inventories, net	507,599	519,657
Prepayments and other current assets	230,153	231,495
Total current assets	13,522,674	15,140,655

Property and equipment, net	117,029	85,718
Patents, net	743,586	608,913
Other non-current assets	35,840	-

Total Assets	$14,419,129	$15,835,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$322,190	$539,145
Accrued expenses	460,208	461,193
Total current liabilities	782,398	1,000,338

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,010,959 and 6,931,968 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	7,011	6,932
Common stock to be issued	-	151,665
Additional paid-in capital	31,805,331	31,431,220
Treasury stock	(2,657)	(2,657)
Accumulated deficit	(18,172,954)	(16,752,212)
Total stockholders’ equity	13,636,731	14,834,948
Total Liabilities and Stockholders’ Equity	$14,419,129	$15,835,286

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Products	$108,500	$132,897
Royalties	-	25,000
Grants	182,595	222,238
Total revenue	291,095	380,135

Cost of revenues:
Products	197,411	195,957
Grant research and development costs	202,883	233,331
Total cost of revenue	400,294	429,288

Gross loss	(109,199)	(49,153)

Operating expenses:
General and administrative	744,968	351,862
Research and development	306,493	234,350
Sales and marketing	268,219	105,709
Total operating expenses	1,319,680	691,921

Loss from operations	(1,428,879)	(741,074)

Interest (income) expense, net (including amortization of debt discount of $1,037,386 for the three months ended March 31, 2013)	(8,137)	1,083,429

Net loss	$(1,420,742)	$(1,824,503)

Net loss per share – basic and fully diluted	$(0.20)	$(1.23)

Weighted average number of shares outstanding – basic and fully diluted	6,999,105	1,480,262

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,420,742)	$(1,824,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,084	5,578
Write-down of inventory	-	5,199
Stock-based compensation	188,574	11,489
Common stock to be issued for services	-	43,333
Amortization of debt discount	-	1,037,386
Fair value of warrants issued for consulting services	33,960	-
Accrued interest – promissory note	-	20,000
Decrease (increase) in operating assets:
Accounts receivable	(87,973)	181,785
Inventories	12,058	2,726
Prepaid expenses	(34,498)	(11,180)
Increase (decrease) in operating liabilities:
Accounts payable	(216,955)	(280,201)
Accrued expenses	(985)	36,255
Deferred revenue	-	75,000
Net cash used in operating activities	(1,517,477)	(697,133)

Cash flows from investing activities:
Purchase of property and equipment	(37,259)	(4,304)
Acquisition of patents	(137,809)	(54,878)
Net cash used in investing activities	(175,068)	(59,182)

Cash flows from financing activities:
Exercise of options and warrants	(9)	-
Net cash used in financing activities	(9)	-

Net decrease in cash and cash equivalents	(1,692,554)	(756,315)
Cash and cash equivalents at beginning of period	14,137,097	1,972,301
Cash and cash equivalents at end of period	$12,444,543	$1,215,986

The accompanying notes are an integral part of these condensed financial statements.

Ideal Power Inc.

Notes to Condensed Financial Statements

(unaudited)

Note 1 – Organization and Description of Business

Ideal Power Inc. (the “Company”) was incorporated in Texas on May 17, 2007 under the name Ideal Power Converters, Inc. The Company changed its name to Ideal Power Inc. on July 8, 2013 and re-incorporated in Delaware on July 15, 2013. With headquarters near Austin, Texas, it develops power converter solutions for commercial and industrial grid storage, electric vehicle fast charging and photovoltaic generation. The principal products of the Company are battery converters and, to a lesser extent, photovoltaic inverters.

Since its inception, the Company has generated limited revenues from the sale of products and has financed its research and development efforts and operations primarily through the issuance of convertible debt, governmental grants and, recently, proceeds from its initial public offering.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

On November 21, 2013, the Company effected a 1-for-2.381 reverse stock split of its issued common stock. All applicable share data, per share amounts and related information in the financial statements and notes thereto have been adjusted retroactively to give effect to the 1-for-2.381 reverse stock split. Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on total revenue, loss from operations or net loss.

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet at December 31, 2013 has been derived from the Company’s audited financial statements.

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Accounts Receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers or interest on past due amounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible and how recently payments have been received. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. There was no allowance for doubtful accounts at March 31, 2014 and December 31, 2013.

Inventories

Inventories are stated at the lower of cost (first in, first out method) or market value. Inventory quantities on hand are reviewed regularly and a write-down for excess and obsolete inventory is recorded based primarily on an estimated forecast of product demand, market conditions and anticipated production requirements in the near future. There was no reserve for excess and obsolete inventory at March 31, 2014 and December 31, 2013.

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

Leasehold improvements	2 years
Machinery and equipment	5 years
Furniture, fixtures and computers	3-5 years

Patents

Patents are recorded at cost. The Company capitalizes third party legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life, generally 20 years, using the straight-line method.

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets at March 31, 2014 and December 31, 2013.

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

The Company receives payments from government entities in the form of government grants. Government grants are agreements that generally provide the Company with cost reimbursement for certain types of research and development activities over a contractually defined period. Revenues from government grants are recognized in the period during which the Company incurs the related costs, provided that the Company has incurred the cost in accordance with the specifications and work plans determined between the Company and the government entity. Costs incurred related to the grants are recorded as grant research and development costs. Grant revenue amounted to $182,595 and $222,238 for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014 and December 31, 2013, grants receivable amounted to $220,907 and $211,063, respectively, and were included in accounts receivable.

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

Research and Development

Grant research and development are costs incurred solely related to grant revenues, and are classified as a line item under cost of revenues. Other research and development costs are presented as a line item under operating expenses and are expensed as incurred. Total research and development costs incurred during the three months ended March 31, 2014 and 2013 amounted to $509,376 and $467,681, respectively, of which $202,883 and $233,331, respectively, was included in cost of revenues.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. At March 31, 2014 and December 31, 2013, the Company has established a full reserve against all deferred tax assets.

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

Grant Price - The grant price of the issuances are determined based on the estimated fair value of the shares at the date of grant. Since our initial public offering, the grant price is the closing price of the Company’s common stock on the date of grant.

Risk-free interest rate - The risk free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant.

Expected lives - As permitted by SAB 107, due to the Company's insufficient history of option activity, management utilizes the simplified approach to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding.

Expected volatility – Volatility is determined based on management's estimate or historical volatilities of comparable companies.

Expected dividend yield – Dividend yield is based on current yield at the grant date or the average dividend yield over the historical period. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

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

The Company had revenue from the U.S. Department of Energy’s Advanced Research Projects Agency-Energy (“ARPA-E”) that accounted for 63% and 58% of net revenue for the three months ended March 31, 2014 and 2013, respectively. The Company also had revenue from one customer which accounted for 33% of net revenue for the three months ended March 31, 2014 and revenue from a different customer which accounted for 24% of net revenue for the three months ended March 31, 2013. The Company had an accounts receivable balance from ARPA-E that accounted for 65% and 84% of total accounts receivable at March 31, 2014 and December 31, 2013, respectively. The Company had an accounts receivable balance from one customer which accounted for 28% of total accounts receivable at March 31, 2014.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

Note 3 – Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2014	2013
	unaudited
Raw materials	$152,743	$102,652
Finished goods	354,856	417,005
	$507,599	$519,657

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2014	2013
	unaudited
Machinery and equipment	$60,264	$46,733
Building leasehold improvements	46,850	46,850
Furniture, fixtures, software and computers	131,496	107,769
	238,610	201,352
Accumulated depreciation and amortization	(121,581)	(115,634)
	$117,029	$85,718

Note 5 – Commitments

Lease

The Company leases its facility in Spicewood, Texas under a non-cancelable operating lease expiring on May 31, 2014. Rent expense incurred for the three months ended March 31, 2014 and 2013 amounted to $9,887 and $9,219, respectively.

On March 24, 2014, the Company entered into a lease for 14,782 square feet of office and laboratory space located at 4120 Freidrich Lane, Suite 100, Austin, Texas 78744. The triple net lease has a term of 48 months and the Company expects the commencement date of the lease to be approximately June 1, 2014. The annual base rent in the first year of the lease is $154,324 and increases by $3,548 in each succeeding year of the lease. In addition, the Company will be required to pay its proportionate share of operating costs for the building. The Company has a one-time option to terminate the lease on May 31, 2017 with a termination payment of approximately $99,000 if it elects to exercise this option. Upon entering the lease agreement, the Company paid $52,726 to the landlord, inclusive of the first month’s rent and operating costs of $16,886 and a security deposit of $35,840 that is to be repaid, provided the Company is not in default on any of its obligation under the lease, one-half after eighteen months and the remainder at the end of the lease term.

The annual base rent commitments under the lease, assuming no early termination, are as follows:

Year	Amount
2014	$90,022
2015	$156,394
2016	$159,941
2017	$163,489
2018	$68,736
Total	$638,582

Inventory

The Company’s contract manufacturer, as pre-approved by the Company, purchases component inventory to utilize in future production of the Company’s products. If the Company were to cease utilizing this contract manufacturer, the Company would be required to purchase the inventory acquired on its behalf and not used in the production of its products at the acquisition cost of the inventory plus a storage fee. At March 31, 2014, the Company’s contract manufacturer held component inventory of $50,578, inclusive of the storage fee, under this arrangement. The Company has recorded this component inventory as inventory in its balance sheet with a corresponding liability recorded in accrued expenses.

Note 6 — Equity Incentive Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved 487,932 shares of common stock for issuance under the Plan, including stock options, stock awards and stock bonuses. The maximum number of shares that may be granted under the Plan will be increased effective the first day of each of the Company’s fiscal quarters provided that the number of shares that may be granted under the Plan does not exceed 839,983 shares. At March 31, 2014, 452,378 shares of common stock were available for issuance under the Plan.

The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The persons eligible to participate in the Plan are employees (including officers), members of the Board of Directors, consultants and other independent advisors and contractors who provide services to the Company. Options issued under the Plan may have a term of up to ten years and may have variable vesting. The typical vesting schedule for stock options awarded under the Plan is a four year annual vesting schedule for employees and a one year quarterly vesting schedule for Board members.

During the three months ended March 31, 2014, the Company granted 51,126 stock options to Board members and 4,000 stock options to employees and issued 32,525 shares related to prior Board service through December 31, 2013. The estimated fair value of stock options granted under the Plan in the three months ended March 31, 2014, calculated using the Black-Scholes option valuation model, was $174,818, of which $37,683 was recognized during the three months ended March 31, 2014.

Awards Granted Outside the Plan

The Company issued a non-qualified stock option to its Chief Executive Officer (the “Inducement Option”) to purchase 250,000 shares of the Company’s common stock at a per share exercise price of $7.14, equal to the closing price of the Company’s common stock on January 8, 2014, the date of grant. The right to purchase the shares subject to the Inducement Option will vest in equal increments over a period of four years, beginning on December 31, 2014 and continuing thereafter on each subsequent December 31st through the end of the vesting period. The Inducement Option has a term of 10 years and is not subject to the terms of the Company’s 2013 Equity Incentive Plan. The estimated fair value of the Inducement Option, calculated utilizing the Black-Scholes option valuation model, was $1,030,825, of which $64,427 was recognized during the three months ended March 31, 2014.

During the three months ended March 31, 2014, one option holder exercised options to purchase 10,500 shares of the Company’s common stock on a cashless basis. The option holder received 10,374 shares of common stock and $6 in cash payment for a fractional share. This option was granted prior to the Company’s adoption of its 2013 Equity Incentive Plan.

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

The assumptions used in the Black-Scholes model are as follows:

Three Months Ended March 31, 2014
Risk-free interest rate	1.83 to 2.19%
Expected dividend yield	0%
Expected lives	5.31 to 6.25 years
Expected volatility	60%

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2013	485,573	$4.240	8.2
Granted	305,126	$6.911
Exercised	(10,500)	$0.095
Forfeited/Expired/Exchanged	(3,360)	$5.000
Outstanding at March 31, 2014	776,839	$5.342	8.7
Exercisable at March 31, 2014	204,999	$3.996	7.9

The estimated aggregate pretax intrinsic value (the difference between the Company’s stock price on the last day of the three months ended March 31, 2014 and the exercise prices, multiplied by the number of in-the-money options) is approximately $831,000. This amount changes based on the fair value of the Company’s stock.

As of March 31, 2014, there was $1,777,425 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.6 years.

Note 7 — Warrants

During the three months ended March 31, 2014, one warrant holder exercised warrants to purchase 36,098 shares of the Company’s common stock on a cashless basis. The warrant holder received 36,092 shares of common stock and $3 in cash payment for a fractional share.

A summary of the Company’s warrant activity and related information is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,659,922	$4.3552
Granted	—	—
Exercised	(36,098)	$0.0010
Forfeited/Expired	—	—
Outstanding at March 31, 2014	1,623,824	$4.4520

The shares underlying the warrants have not been registered. Warrants to purchase 64,000 shares were unvested at March 31, 2014.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;

●	our ability to achieve profitability;

●	our limited operating history;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for the products and services we develop;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to manufacture any products we develop;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	the adequacy of protections afforded to us by the patents that we own and the cost to us of maintaining, enforcing and defending those patents;

●	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

●	our exposure to and ability to defend third-party claims and challenges to our patents and other intellectual property rights;

●	our ability to obtain adequate financing in the future, as and when we need it;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this report.

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “Ideal Power,” “we,” “us,” “our” and the “Company” refer to Ideal Power Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2013 financial statements and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2014. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part II, Item 1A of this report.

OVERVIEW

We are located near Austin, Texas. We were formed to develop and commercialize our Power Packet Switching Architecture (“PPSA”) technology, which improves the performance, size, weight and manufacturing cost of electronic power converters. Our focus is to create, field test and certify high-value solutions for emerging high growth vertical markets including commercial battery energy storage systems (“BESS”) and electrified vehicle (“EV”) charging infrastructure.

We were founded on May 17, 2007. To date, our operations have been funded primarily through the sale of our common stock and convertible debt, as well as through U.S. Department of Energy grants. Our total revenue generated from inception to date as of March 31, 2014 is $4,574,197 with approximately half of that revenue coming from government grants. We have applied these revenues to research and product development, thereby reducing our capital requirements. We will continue to pursue research and development grants, where available, for the purpose of developing new products and improving our current products. We can make no assurances that additional grants will be available in the future.

We have completed development and industry certification of our first two products, a 30kW PV inverter and a 30kW battery converter, both using the same universal power converter hardware design with different embedded software. We are currently developing our third product, which is a 30kW 3-port hybrid converter. Our goal is to continue to commercialize our technology through the development of a variety of products, and to eventually license the manufacture of these products to original equipment manufacturers (“OEMs”) and, in certain markets, directly to large customers.

We are currently focused on three vertical markets — commercial BESS, EV charging infrastructure, and photovoltaic (“PV”) inverters. New products such as our hybrid converter will allow us to address additional vertical markets in the future.

The PV inverter market is the largest and most mature, but it is also in a hypercompetitive state. Our initial PV inverter product was developed as the first implementation of PPSA in order to validate our technology. We continue to leverage the PV inverter market for valuable product refinement feedback, including feature and performance requirements as well as improving the quality and robustness of our product designs. We plan to integrate our proven PV inverter functionality with our solutions for BESS and EV charging infrastructure to create high value hybrid and micro-grid systems.

Greentech Media (“GTM”), an industry publication, forecasts that the commercial energy storage market in the United States will grow from 120MW in 2014 to 720MW in 2020. GTM indicates that the drivers for this rapidly growing market are 1) demand charge reduction, 2) synergy between PV and energy storage, 3) frequency regulation in selective markets, and 4) state incentives. Three of these factors, demand charge, PV synergy and incentives, are more likely to be present in California than in other states and, as a result, GTM forecasts the majority of the new capacity in this market will be installed in California.

Our battery converter products are being used in commercial BESS designed and manufactured by industry leaders including Green Charge Networks, Coda Energy, GELI and Powin Energy. This market is still at an early stage but we believe that, in California for example, commercial BESS solutions can have financial payback periods to commercial building owners of approximately three years when combined with high California demand charges and the State’s Self Generation Incentive Program. High demand charges should also make commercial BESS solutions financially attractive to commercial building owners in other states such as New York. As the market matures, we expect that third party financing will increasingly be available to reduce upfront capital requirements to building owners. These factors should allow this vertical market to grow rapidly and we believe that we will be in a position to take advantage of this growth.

Most of our battery converter sales prior to 2014 have been made as single unit sales to potential customers as they evaluate our converters for possible integration into their commercial grid energy storage market products. In the three months ended March 31, 2014, our revenues from product sales related exclusively to commercial orders for our battery converters and we expect increased battery converter orders in the future at larger order quantities.

Industry analysts such as Navigant Research have projected continued growth in the electrified vehicle market. We expect that this growth will, in turn, drive demand for electrified vehicle charging infrastructure. We believe that our products represent solutions to some of the significant issues, such as installation costs, that we expect will arise in the next generation electrified vehicle charging infrastructure. We are cooperating with NRG Energy on a $1.9 million CPUC approved technology demonstration program to reduce the installation and operational costs of EV DC charging infrastructure. Both the electrified vehicle market and the electrified vehicle charging infrastructure market are still in the early stage.

We are also developing next generation products based on a 3-port hardware design, including our 3-port hybrid converter and micro-grid converter, and we are developing a bi-directional insulated gate bipolar transistor (“BD-IGBT”) power switch that we believe will further extend the differentiation and value of our products. Once the 3-port hybrid converter and the micro-grid converter have been fully tested, we expect to work with Intertek on industry certification, including UL1741 compliance. As discussed below, the development of the BD-IGBT is being funded by the U.S. Department of Energy’s $2.5 million Advanced Research Projects Agency-Energy (“ARPA-E”) grant. We believe the Department of Energy grant will be sufficient to prove this technology’s capability and build a prototype PPSA product with this switch. We plan to redesign our growing number of products to use the bi-directional power switch technology, once the technology is proven.

Plan of Operation

We have completed development of our first two products, we are developing additional products and, based on customer feedback from system installations, we will continue to improve our products. Our goal is to have these products validate our technology and lay the foundation for licensing our technology platform into applications across the global power converter marketplace.

We expect to continue to use the net proceeds received from the initial public offering of our common stock for new product research, new product and existing product development, the commercialization of our products, protection of our intellectual property, purchases of property and equipment and for working capital and other general corporate purposes. The net cash proceeds from the initial public offering of our common stock totaled approximately $15 million, which we expect to be sufficient to fund our activities through at least December 31, 2015. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We anticipate increasing the number of employees by approximately 10 – 20 employees over the next two years; however, this is highly dependent on the nature of our development efforts. We anticipate adding employees in the areas of research and development and product engineering and, to a lesser extent, sales and marketing and general and administrative functions as required to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property. We expect capital expenditures to be approximately $1.0 million for the purchase of property and equipment during the next two years.

The amounts that we actually spend for any specific purpose may vary significantly and will depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, development and research, market conditions, and changes in or revisions to our marketing strategies. In addition, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses; however, we do not have plans for any acquisitions at this time.

We received an award of $2.5 million from ARPA-E. Through March 31, 2014, we have recognized revenue of approximately $2,106,000, leaving $394,000 of the award value remaining to be recognized over the next ten months. This award is being used to develop and commercialize our BD-IGBT power switch. While we currently successfully use commodity silicon IGBT and diode components in our products, we are developing BD-IGBT components that we believe could significantly improve the efficiency, weight, and manufacturing costs of our products. Research universities and commercial vendors are working under our direction and are receiving the majority of the ARPA-E program funding. We believe this funding will be sufficient to develop and demonstrate the BD-IGBT power switch in a PPSA prototype system.

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

The Company was awarded a grant from ARPA-E on January 30, 2012. The purpose of the grant is to perform research and development on components that may improve the efficiency of the Company’s technology. ARPA-E’s share of the research and development project is $2.5 million out of a total approximate $2.8 million cost of the project. The Company works with ARPA-E’s program manager to agree upon the specifications and work plans for the grant. The Company then directs all the work to be performed by ARPA-E approved subcontractors, which historically have been universities but are now commercial subcontractors. Upon completion of the work, the Company submits to ARPA-E for payment of ninety percent of the costs incurred by the Company. This has historically been done on a quarterly basis, but it may be as frequently as monthly. The Company bears responsibility for the remaining ten percent of the total costs incurred by the Company under the agreed work plans, which amount is included (less any costs that the applicable subcontractor has agreed to share) in our cost of revenues. All invoices are supported with copies of expenses and invoices that the Company has received from ARPA-E approved subcontractors. Notwithstanding the foregoing, the Company is the primary obligor of all the costs incurred under the work plans for the grant, except for any costs that the applicable subcontractor has agreed to share. The agreement with ARPA-E establishes “Go/No Go” milestones and deliverables. For each “Go/No Go” milestone and deliverable, the ARPA-E program director must review the Company’s work under the previously agreed work plan, confirm in writing that the Company has achieved the “Go/No Go” milestone and deliverable, and authorize the Company to commence work on the next milestone and deliverable under a corresponding next work plan. If the project were to stop due to an ARPA-E determination that a milestone or deliverable had not been met, then the Company would not submit to ARPA-E for payment any further invoices (except for costs incurred under the previously agreed work plan).

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

Grant Price — The grant price of the issuances are determined based on the estimated fair value of the shares at the date of grant. Since our initial offering, the grant price is the closing price of the Company’s common stock on the date of grant.

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

Expected volatility — Volatility is determined based on management’s estimate or historical volatilities of comparable companies.

Expected dividend yield — Dividend yield is based on current yield at the grant date or the average dividend yield over the historical period. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

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

Results of Operations

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

Revenues.   Revenues for the three months ended March 31, 2014 of $291,095 were $89,040, or 23%, lower than the $380,135 we earned in revenues for the three months ended March 31, 2013. The decrease in revenue was due to a $39,643 decrease in grant revenues, a $25,000 decrease in royalty revenue and a $24,397 decrease in the sale of products.

Total grant revenues for the three months ended March 31, 2014 were $182,595, as compared to grant revenues for the three months ended March 31, 2013 of $222,238. Total grant revenues in both periods related to the ARPA-E grant and the decrease in total grant revenues related to the timing of spending under the program. In the three months ended March 31, 2013, royalty revenue was $25,000 from Lockheed Martin Corporation (“LMC”) for its exclusive right to use our initial patents for government applications. LMC notified the Company in February 2014 that it would not pay the annual royalty for 2014 and thus no longer has an exclusive right for government applications. In the three months ended March 31, 2014, revenue from the sale of products was $108,500, relating to initial commercial orders for our battery converters. In the three months ended March 31, 2013, revenue from products was $132,897, relating primarily to PV inverters.

Cost of Revenues.   Primarily as a result of the decrease in grant research and development costs, cost of revenues decreased for the three months ended March 31, 2014, to $400,294 from $429,288 for the three months ended March 31, 2013, which is a decrease of $28,994, or approximately 7%.

The decrease in grant research and development costs arose from a decrease in grant revenue under our ARPA-E grant. During the three months ended March 31, 2014 and 2013, we recognized $182,595 and $222,238, respectively, in grant revenue and $202,883 and $233,331, respectively, in grant research and development costs under our ARPA-E grant. We have a cost-sharing arrangement with ARPA-E whereby we contribute ten percent of the total costs of the project (less any costs that our subcontractors have agreed to share), which results in our costs exceeding our revenue.

In the three months ended March 31, 2014 and 2013, cost of revenues from the sale of products was $197,411 and $195,957, respectively.

Gross Loss.   Gross loss for the three months ended March 31, 2014 was $109,199, an increase of $60,046 from the gross loss for the three months ended March 31, 2013 of $49,153. The increase in our gross loss was due to higher compensation cost of $42,606 for engineering personnel as we added resources to support our existing products, the $25,000 reduction in royalty revenues from LMC, and a $9,195 higher gross loss on our ARPA-E grant. The higher costs were partially offset by higher margins on our battery converter sales in the three months ended March 31, 2014 as compared to the margins on our PV inverter sales in the three months ended March 31, 2013.

General and Administrative Expenses.   General and administrative expenses increased by $393,106, or 112%, to $744,968 in the three months ended March 31, 2014 from $351,862 in the three months ended March 31, 2013. The increase was due primarily to higher professional fees of $199,074, including higher investor relations, legal and patent fees, and search and placement fees, stock compensation expense of $59,129, personnel costs of $53,688, D&O insurance of $46,432 and board fees of $37,500, as our Board elected to forego cash board fees prior to our initial public offering.

Research and Development Expenses.   Research and development expenses increased by $72,143, or 31%, to $306,493 in the three months ended March 31, 2014 from $234,350 in the three months ended March 31, 2013. The increase was due primarily to higher personnel costs of $87,815 and stock compensation expense of $25,847 partly offset by the timing of spending with external vendors.

Sales and Marketing Expenses.   Sales and marketing expenses increased by $162,510, or 154%, to $268,219 in the three months ended March 31, 2014 from $105,709 in the three months ended March 31, 2013. The increase was due primarily to higher personnel costs of $103,977, stock compensation expense of $39,847 and legal fees of $10,570.

Loss from Operations.   Due to the increase in our operating expenses and our gross loss, our loss from operations for the three months ended March 31, 2014 was $1,428,879 or 93% higher than the $741,074 loss from operations for the three months ended March 31, 2013.

Interest (Income) Expense.   Interest (income) expense decreased from interest expense of $1,083,429 for the three months ended March 31, 2013 to interest income of $(8,137) for the three months ended March 31, 2014, a decrease of $1,091,566. For the three months ended March 31, 2014, interest income related to interest earned on our money market account. For the three months ended March 31, 2013, interest expense related primarily to the amortization of debt discount on convertible notes. The convertible notes were converted to common stock upon the closing of our initial public offering on November 27, 2013.

Net Loss.   As a result of the decrease in interest expense, partially offset by a higher loss from operations, our net loss for the three months ended March 31, 2014, was $1,420,742 as compared to a net loss of $1,824,503 for the three months ended March 31, 2013, an improvement of $403,761.

Liquidity and Capital Resources

Although our revenues have increased every full calendar year from the date of our inception, we do not generate enough revenue to sustain our operations. Our revenues are derived from the sales of our products and from grants we have received for the development of our technology. We have funded our operations through the sale of our common stock, including proceeds from our initial public offering, and preferred stock (later converted to common stock) and debt securities.

As of March 31, 2014, we had cash and cash equivalents of $12,444,543. Our net working capital and long-term debt at March 31, 2014 were $12,740,276 and $0, respectively.

Operating activities in the three months ended March 31, 2014 resulted in cash outflows of $1,517,477, which were due primarily to the net loss for the period of $1,420,742 and negative working capital changes of $328,353, partly offset by non-cash items, related primarily to stock-based compensation, of $231,618. Operating activities in the three months ended March 31, 2013 resulted in cash outflows of $697,133, which were due primarily to the net loss for the period of $1,824,503, offset by amortization of debt discount of $1,037,386 and other non-cash items of $85,599.

Investing activities in the three months ended March 31, 2014 and 2013 resulted in cash outflows of $175,068 and $59,182, respectively, for development of patents and acquisition of fixed assets.

Financing activities in the three months ended March 31, 2014 resulted in a cash outflow of $9. There were no financing activities in the three months ended March 31, 2013.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of March 31, 2014, our disclosure controls and procedures are effective.

There have been no other material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

We incorporate herein by reference the risk factors included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 28, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Through March 31, 2014, we used approximately $2.7 million of the net cash proceeds from the offering. These funds were used as follows: $211,000 for protection of our intellectual property, $45,000 for purchase of equipment and software and the remainder for our operations, including research and development and general and working capital purposes. None of the proceeds were used for construction of plant, building and facilities, the purchase of real estate or the acquisition of any business.

For information concerning the Non-Qualified Stock Option Award Agreement issued to R. Daniel Brdar, our Chief Executive Officer, please see the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014.

On January 2, 2014, the Company issued options for the purchase of 17,042 shares of common stock to each of its three independent Board members as compensation for services to be rendered during 2014.  The options have an exercise price of $5.49 per share, a term of ten years, and vest as follows: the right to purchase 4,260 shares of common stock vests on March 31, 2014; the right to purchase 4,261 shares of common stock vests on June 30, 2014; the right to purchase 4,260 shares of common stock vests on September 30, 2014; and the right to purchase 4,261 shares of common stock vests on December 31, 2014. The Company relied on Section 4(a)(2) of the Securities Act of 1933 to issue the options inasmuch as the as members of the Board are in the possession of the information registration would otherwise provide and there was no form of general solicitation or general advertising relating to the offer.

On January 2, 2014, the Company issued 36,092 shares of common stock to the Entrepreneurs Foundation of Central Texas in connection with the cashless exercise of a warrant for the purchase of 36,098 shares of the Company’s common stock. The per share exercise price was $0.0009524. The Company relied on Section 3(a)(9) of the Securities Act of 1933 to issue the common stock.

On January 10, 2014, the Company issued a total of 25,333 shares of common stock to its three independent Board members as compensation for the services they rendered from November 29, 2012 through December 31, 2013 as to two directors and from August 20, 2013 through December 31, 2013 as to the remaining director. The value of the stock at the date of grant was determined to be $5.00 per share. The Company relied on Section 4(a)(2) of the Securities Act of 1933 to issue the common stock inasmuch as the as members of the Board are in the possession of the information registration would otherwise provide and there was no form of general solicitation or general advertising relating to the offer.

On January 16, 2014, the Company issued 10,374 shares of common stock to a consultant in connection with the cashless exercise of an option to purchase 10,500 shares of common stock. The per share exercise price was $0.09524. The Company relied on Section 3(a)(9) of the Securities Act of 1933 to issue the common stock.

On March 20, 2014, the Company issued an option for the purchase of 4,000 shares of common stock to a newly hired employee as part of his compensation.  The option has an exercise price of $10.77 per share, a term of ten years, and vests in four equal annual installments beginning on the first anniversary of the date of grant. The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to make the offering inasmuch as the individual was an employee and there was no form of general solicitation or general advertising relating to the offer.

On March 21, 2014, the Company issued 7,192 shares of common stock to a former Board member as compensation for his service prior to his resignation in August 2013. The value of the stock at the date of grant was determined to be $3.47626 per share. The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock inasmuch as the former director was an accredited investor and there was no form of general solicitation or general advertising relating to the offer.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of Ideal Power Inc., as amended on November 21, 2013 (1)

3.2	Bylaws of Ideal Power Inc. (1)

10.30	Employment Agreement dated January 8, 2014 between the registrant and R. Daniel Brdar (2)

10.31	Non-Qualified Stock Option Award Agreement issued to R. Daniel Brdar on January 8, 2014 (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101.INS	XBRL Instant Document *+

101.SCH	XBRL Taxonomy Extension Schema Document *+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *+

10.LAB	XBRL Taxonomy Extension Label Linkbase Document *+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *+

*Filed herewith

(1) Incorporated by reference from the registrant’s registration statement on Form S-1, as amended, file number 333-190414, originally filed with the Securities and Exchange Commission on August 6, 2013.

(2) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014.

+ In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 14, 2014	IDEAL POWER INC.
(Registrant)

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer

