Form 10-Q
period 2014-06-30
Ideal Power Inc.
filed 2014-08-13
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-36216

IDEAL POWER INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1999058 (I.R.S. Employer Identification No.)

4120 Freidrich Lane, Suite 100

Austin, Texas 78744

(Address of principal executive offices)

(Zip Code)

(512) 264-1542

(Registrant’s telephone number, including area code)

5004 Bee Creek Road, Suite 600

Spicewood, Texas 78669

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

As of August 8, 2014 the issuer had 7,015,343 shares of common stock, par value $.001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,149,320	$14,137,097
Accounts receivable, net	405,008	252,406
Inventories, net	246,933	519,657
Prepayments and other current assets	172,921	231,495
Total current assets	11,974,182	15,140,655

Property and equipment, net	306,746	85,718
Patents, net	856,954	608,913
Other non-current assets	35,840	-

Total Assets	$13,173,722	$15,835,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$343,497	$539,145
Accrued expenses	591,391	461,193
Total current liabilities	934,888	1,000,338

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,012,397 and 6,931,968 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	7,012	6,932
Common stock to be issued	-	151,665
Additional paid-in capital	32,034,997	31,431,220
Treasury stock	(2,657)	(2,657)
Accumulated deficit	(19,800,518)	(16,752,212)
Total stockholders’ equity	12,238,834	14,834,948
Total Liabilities and Stockholders’ Equity	$13,173,722	$15,835,286

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Products	$444,100	$51,073	$552,600	$183,970
Royalties	-	25,000	-	50,000
Grants	116,426	574,211	299,021	796,449
Total revenue	560,526	650,284	851,621	1,030,419

Cost of revenues:
Products	487,767	106,880	685,178	302,837
Grant research and development costs	129,362	583,610	332,245	816,941
Total cost of revenue	617,129	690,490	1,017,423	1,119,778

Gross loss	(56,603)	(40,206)	(165,802)	(89,359)

Operating expenses:
General and administrative	718,287	426,978	1,463,255	778,840
Research and development	598,540	330,207	905,033	564,557
Sales and marketing	261,528	106,637	529,747	212,346
Total operating expenses	1,578,355	863,822	2,898,035	1,555,743

Loss from operations	(1,634,958)	(904,028)	(3,063,837)	(1,645,102)

Interest (income) expense, net (including amortization of debt discount of $1,037,386 and $2,074,772, respectively, for the three and six months ended June 30, 2013)	(7,394)	1,083,430	(15,531)	2,166,859

Net loss	$(1,627,564)	$(1,987,458)	$(3,048,306)	$(3,811,961)

Net loss per share – basic and fully diluted	$(0.23)	$(1.34)	$(0.44)	$(2.58)

Weighted average number of shares outstanding – basic and fully diluted	7,011,465	1,480,262	7,005,319	1,480,262

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,048,306)	$(3,811,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,711	12,621
Write-down of inventory	-	5,199
Stock-based compensation	379,282	22,975
Common stock to be issued for services	-	87,497
Amortization of debt discount	-	2,074,772
Fair value of warrants issued for consulting services	67,920	-
Accrued interest – promissory note	-	40,000
Decrease (increase) in operating assets:
Accounts receivable	(152,602)	(148,162)
Inventories	272,724	(20,419)
Prepaid expenses	22,734	(114,522)
Increase (decrease) in operating liabilities:
Accounts payable	(195,648)	251,447
Accrued expenses	130,198	79,061
Deferred revenue	-	50,000
Net cash used in operating activities	(2,503,987)	(1,471,492)

Cash flows from investing activities:
Purchase of property and equipment	(233,971)	(11,550)
Acquisition of patents	(254,809)	(116,721)
Net cash used in investing activities	(488,780)	(128,271)

Cash flows from financing activities:
Exercise of options and warrants	4,990	-
Net cash provided by financing activities	4,990	-

Net decrease in cash and cash equivalents	(2,987,777)	(1,599,763)
Cash and cash equivalents at beginning of period	14,137,097	1,972,301
Cash and cash equivalents at end of period	$11,149,320	$372,538

The accompanying notes are an integral part of these condensed financial statements.

Ideal Power Inc.

Notes to Condensed Financial Statements

(unaudited)

Note 1 – Organization and Description of Business

Ideal Power Inc. (the “Company”) was incorporated in Texas on May 17, 2007 under the name Ideal Power Converters, Inc. The Company changed its name to Ideal Power Inc. on July 8, 2013 and re-incorporated in Delaware on July 15, 2013. With headquarters in Austin, Texas, it has developed power converter solutions for commercial and industrial grid storage, electric vehicle fast charging and photovoltaic generation. The principal products of the Company are battery converters and, to a lesser extent, photovoltaic inverters.

Since its inception, the Company has generated limited revenues from the sale of products and has financed its research and development efforts and operations primarily through the issuance of convertible debt, governmental grants and, recently, proceeds from its initial public offering.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

On November 21, 2013, the Company effected a 1-for-2.381 reverse stock split of its issued common stock. All applicable share data, per share amounts and related information in the financial statements and notes thereto have been adjusted retroactively to give effect to the 1-for-2.381 reverse stock split. Certain prior period amounts have been reclassified to conform to the current period presentation. These changes had no impact on total revenue, loss from operations or net loss.

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

Accounts Receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers or interest on past due amounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible and how recently payments have been received. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. There was no allowance for doubtful accounts at June 30, 2014 and December 31, 2013.

Inventories

Inventories are stated at the lower of cost (first in, first out method) or market value. Inventory quantities on hand are reviewed regularly and a write-down for excess and obsolete inventory is recorded based primarily on an estimated forecast of product demand, market conditions and anticipated production requirements in the near future. There was no reserve for excess and obsolete inventory at June 30, 2014 and December 31, 2013.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Major additions and improvements are capitalized while maintenance and repairs that do not improve or extend the useful life of the respective asset are expensed. Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives. Leasehold improvements are amortized over the shorter of the life of the asset or the related lease term. Estimated useful lives of the principal classes of assets are as follows:

Leasehold improvements	4 years
Machinery and equipment	5 years
Furniture, fixtures and computers	3-5 years

Patents

Patents are recorded at cost. The Company capitalizes third party legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life, generally 20 years, using the straight-line method.

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets at June 30, 2014 and December 31, 2013.

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

The Company receives payments from government entities in the form of government grants. Government grants are agreements that generally provide the Company with cost reimbursement for certain types of research and development activities over a contractually defined period. Revenues from government grants are recognized in the period during which the Company incurs the related costs, provided that the Company has incurred the cost in accordance with the specifications and work plans determined between the Company and the government entity. Costs incurred related to the grants are recorded as grant research and development costs. Grant revenue amounted to $299,021 and $796,449 for the six months ended June 30, 2014 and 2013, respectively, and $116,426 and $574,211 for the three months ended June 30, 2014 and 2013, respectively. At June 30, 2014 and December 31, 2013, grants receivable amounted to $125,833 and $211,063, respectively, and was included in accounts receivable.

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

Research and Development

Grant research and development are costs incurred solely related to grant revenues, and are classified as a line item under cost of revenues. Other research and development costs are presented as a line item under operating expenses and are expensed as incurred. Total research and development costs incurred during the six months ended June 30, 2014 and 2013 amounted to $1,237,278 and $1,381,498, respectively, of which $332,245 and $816,941, respectively was included in cost of revenues. Total research and development costs incurred during the three months ended June 30, 2014 and 2013 amounted to $727,902 and $913,817, respectively, of which $129,362 and $583,610, respectively, was included in cost of revenues.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. At June 30, 2014 and December 31, 2013, the Company has established a full reserve against all deferred tax assets.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The Company maintains its cash with a major financial institution located in the United States. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company maintains balances in excess of federally insured limits. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

The Company had revenue from the U.S. Department of Energy’s Advanced Research Projects Agency-Energy (“ARPA-E”) that accounted for 35% and 63% of net revenue for the six months ended June 30, 2014 and 2013, respectively, and 21% and 66% of net revenue for the three months ended June 30, 2014 and 2013, respectively. The Company also had revenue under a Small Business Innovation Research (“SBIR”) program grant that accounted for 14% and 22% of net revenue for the six and three months, respectively, ended June 30, 2013.

The Company also had revenue from three customers which accounted for 23%, 17% and 15% of net revenue for the six months ended June 30, 2014 and revenue from four customers which accounted for 24%, 23%, 18% and 12% of net revenue for the three months ended June 30, 2014.

The Company had an accounts receivable balance from ARPA-E that accounted for 31% and 84% of total accounts receivable at June 30, 2014 and December 31, 2013, respectively. The Company had accounts receivable balances with three customers which accounted for 32%, 17% and 11%, respectively, of total accounts receivable at June 30, 2014.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

Note 3 – Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2014	2013
	unaudited
Raw materials	$172,806	$102,652
Finished goods	74,127	417,005
	$246,933	$519,657

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2014	2013
	unaudited
Machinery and equipment	$225,059	$46,733
Building leasehold improvements	7,084	46,850
Furniture, fixtures, software and computers	156,330	107,769
	388,473	201,352
Accumulated depreciation and amortization	(81,727)	(115,634)
	$306,746	$85,718

Note 5 – Commitments

Lease

On March 24, 2014, the Company entered into a lease for 14,782 square feet of office and laboratory space located in Austin, Texas. The triple net lease has a term of 48 months and commenced on June 1, 2014. The annual base rent in the first year of the lease is $154,324 and increases by $3,548 in each succeeding year of the lease. In addition, the Company is required to pay its proportionate share of operating costs for the building. The Company has a one-time option to terminate the lease on May 31, 2017 with a termination payment of approximately $99,000 if it elects to exercise this option. Upon entering the lease agreement, the Company paid the landlord a security deposit of $35,840 that is to be repaid, provided the Company is not in default on any of its obligations under the lease, one-half after eighteen months and the remainder at the end of the lease term.

At June 30, 2014, the remaining annual base rent commitments under the lease, assuming no early termination, are as follows:

Year	Amount
2014	$77,162
2015	156,394
2016	159,941
2017	163,489
2018	68,736
Total	$625,722

The Company leased its prior facility in Spicewood, Texas under an operating lease that expired on June 26, 2014.

Rent expense incurred for the six months ended June 30, 2014 and 2013 amounted to $36,773 and $17,631, respectively. Rent expense incurred for the three months ended June 30, 2014 and 2013 amounted to $26,886 and $8,412, respectively.

Inventory

The Company’s contract manufacturer, as pre-approved by the Company, purchases component inventory to utilize in future production of the Company’s products. If the Company were to cease utilizing this contract manufacturer, the Company would be required to purchase the inventory acquired on its behalf and not used in the production of its products at the acquisition cost of the inventory plus a storage fee. At June 30, 2014, the Company’s contract manufacturer held component inventory of $71,598, inclusive of the storage fee, under this arrangement. The Company has recorded this component inventory as inventory in its balance sheet with a corresponding liability recorded in accrued expenses.

Note 6 — Equity Incentive Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved 487,932 shares of common stock for issuance under the Plan, including stock options, stock awards and stock bonuses. The maximum number of shares that may be granted under the Plan will be increased effective the first day of each of the Company’s fiscal quarters provided that the number of shares that may be granted under the Plan does not exceed 839,983 shares. At June 30, 2014, 446,058 shares of common stock were available for issuance under the Plan.

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

During the six months ended June 30, 2014, the Company granted 51,126 stock options to Board members and 12,000 stock options to employees and issued 32,525 shares related to prior Board service through December 31, 2013. The estimated fair value of stock options granted under the Plan in the six months ended June 30, 2014, calculated using the Black-Scholes option valuation model, was $209,313, of which $77,500 was recognized during the six months ended June 30, 2014.

Awards Granted Outside the Plan

The Company issued a non-qualified stock option to its Chief Executive Officer (the “Inducement Option”) to purchase 250,000 shares of the Company’s common stock at a per share exercise price of $7.14, equal to the closing price of the Company’s common stock on January 8, 2014, the date of grant. The right to purchase the shares subject to the Inducement Option will vest in equal increments over a period of four years, beginning on December 31, 2014 and continuing thereafter on each subsequent December 31st through the end of the vesting period. The Inducement Option has a term of 10 years and is not subject to the terms of the Company’s 2013 Equity Incentive Plan. The estimated fair value of the Inducement Option, calculated utilizing the Black-Scholes option valuation model, was $1,030,825, of which $128,853 was recognized during the six months ended June 30, 2014.

During the six months ended June 30, 2014, one option holder exercised options to purchase 10,500 shares of the Company’s common stock on a cashless basis. The option holder received 10,374 shares of common stock and $6 in cash payment for a fractional share. This option was granted prior to the Company’s adoption of its 2013 Equity Incentive Plan.

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

The assumptions used in the Black-Scholes model are as follows:

Six Months Ended June 30, 2014
Risk-free interest rate	1.83 to 2.19%
Expected dividend yield	0%
Expected lives	5.31 to 6.25 years
Expected volatility	60%

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2013	485,573	$4.240	8.2
Granted	313,126	$6.927
Exercised	(10,500)	$0.095
Forfeited/Expired/Exchanged	(5,040)	$5.000
Outstanding at June 30, 2014	783,159	$5.365	8.4
Exercisable at June 30, 2014	216,101	$4.076	7.8

The estimated aggregate pretax intrinsic value (the difference between the Company’s stock price on the last day of the six months ended June 30, 2014 and the exercise prices, multiplied by the number of in-the-money options) is approximately $1,114,000. This amount changes based on the fair value of the Company’s stock.

As of June 30, 2014, there was $1,621,213 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan or, in the case of the Inducement Option, outside the Plan. That cost is expected to be recognized over a weighted average period of 2.4 years.

Note 7 — Warrants

During the six months ended June 30, 2014, one warrant holder exercised warrants to purchase 36,098 shares of the Company’s common stock on a cashless basis. The warrant holder received 36,092 shares of common stock and $3 in cash payment for a fractional share. Additionally, during the six months ended June 30, 2014, one warrant holder exercised warrants to purchase 1,438 shares of the Company’s common stock for $5,000 in cash.

A summary of the Company’s warrant activity and related information is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,659,922	$4.3552
Granted	—	—
Exercised	(37,536)	$0.1341
Forfeited/Expired	—	—
Outstanding at June 30, 2014	1,622,386	$4.4529

The shares underlying the warrants have not been registered. Warrants to purchase 52,000 shares were unvested at June 30, 2014.

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

OVERVIEW

We are located in Austin, Texas. We were formed to develop and commercialize our Power Packet Switching Architecture (“PPSA”) technology, which is designed to improve the performance, size, weight, reliability, flexibility and manufacturing cost of electronic power converters. The electronic power converter vertical markets are large and include variable frequency drives (“VFDs”) for AC induction motors, power converters for residential, commercial, and utility-scale renewable energy systems, and on-board power converters for electric vehicles. We believe that, due to the design advantages noted above, our technology can provide solutions that are both efficient and economically advantageous to these markets.

Our current focus is on commercializing our technology to provide solutions for emerging high growth markets in battery energy storage systems (“BESS”) and integrated photovoltaic (“PV”) + BESS applications. Assuming we are successful in commercializing our technology, we plan to offer solutions to additional emerging and more mature vertical markets. These solutions will include products manufactured by our contract manufacturers and then sold by Ideal Power. In addition, for certain geographic markets and applications that would be challenging for us, as a small U.S. company, to serve, we expect to enter into licensing agreements with leading global electronics companies. These agreements would allow regional manufacturers to build our products under license for local markets, or we may license product designs to global brands for specific applications.

We were founded on May 17, 2007. To date, our operations have been funded primarily through the sale of our common stock and convertible debt, as well as through U.S. Department of Energy grants. Our total revenue generated from inception to date as of June 30, 2014 is $5,134,723 with almost half of that revenue coming from government grants. We have applied these revenues to research and product development, thereby reducing our capital requirements. We will continue to pursue research and development grants, where available, for the purpose of developing new products and improving our current products. We can make no assurances that additional grants will be available in the future.

Our Products

Our first product, a 30kW PV inverter, completed industry certification in May 2011. The development and commercialization of this product was an important building block in validating the features of our technology and provided us with valuable experience with our technology in conditions outside of a laboratory test environment. Our PV inverter technology uses the same hardware as our current 30kW battery converter along with PV inverter specific embedded software, which we expect to migrate into higher value integrated PV + BESS systems using our 3-port hybrid converter.

Our second product, a 30kW battery converter, completed industry certification in January 2013. This product uses the same hardware design as our PV inverter, but with more sophisticated embedded software for bi-directional battery controls. It has significant performance advantages over other solutions in BESS applications including the following. The product’s conversion efficiency is 96.5% CEC-weighted compared with only 92.5% CEC-weighted from other products in the market. In BESS applications, the 4 percentage point improvement doubles due to two power converter steps (grid AC to battery DC, and battery DC to grid AC). As a result, a BESS using a commonly used solution requires 8% more input electricity and 4% more batteries to create the same electrical output as BESS using our 30kW battery converter. Our product is also about 1/6th the weight and size of our competitors’ products, which reduces the costs of materials, manufacturing, shipping, installation and maintenance. Our product also reduces acoustic noise that allows installation in buildings without acoustic isolation or disturbing occupants.

Our third product, a 30kW hybrid converter launched in July 2014, was developed to improve the efficiency and cost of integrated PV + BESS. In June 2014, our hybrid converter product received the electrical energy storage award at Intersolar Germany, the world’s largest solar exhibition. “Cost-effective integration of energy storage is now one of the greatest challenges faced by the solar industry,” said Dr. Andreas Gutsch, Coordinator Competence E, Karlsruhe Institute of Technology (KIT). “This year, around 3,500 companies from Intersolar exhibitions around the world and the electrical energy storage exhibition were invited to submit their innovations. Ideal Power’s technology stood out because of its ability to combine PV and battery systems with an efficiency level of up to 97 percent. It also provides modular flexibility for different applications, particularly in off-grid systems.”

Targeted Markets

The Commercial BESS Market

The commercial BESS market is the first target market for our 30kW battery converter. This market is still at an early stage but we believe that, due to increasing demand charges and lower system costs, it will be one of the fastest growing markets for BESS globally. For example, the cost of installing commercial BESS in California may be recovered over a period of three years when combined with high demand charges and the State’s Self Generation Incentive Program. Increasing demand charges and lower system costs should also make commercial BESS solutions financially attractive to commercial building owners in New York, where systems are already being installed, and in many other states. As the market matures, we expect that third party financing will increasingly become available to reduce upfront capital requirements to building owners. These factors should allow this vertical market to grow rapidly. Our battery converter products are currently being used in commercial BESS designed and manufactured by industry leaders including Sharp Electronics, Green Charge Networks, Coda Energy, and Powin Energy.

Most of our battery converter sales prior to 2014 were single unit sales to potential customers as they evaluated our converters for possible integration into their commercial grid energy storage market products. In the six months ended June 30, 2014, our revenues from battery converter product sales shifted to customer purchases for system deployments. Recently, Sharp Electronics announced that it expects to sell 50MW of BESS in the next three years utilizing our 30kW battery converters. In addition, Green Charge Networks, an early leader in the commercial BESS market and a current customer for our 30kW battery converter, received $56 million in funding that will be primarily devoted to financing BESS solutions. With the introduction of larger brands and third party financing into the market, as well as continued increases in demand charges and continued declines in battery costs, we believe the commercial BESS market’s growth will continue to accelerate.

Commercial BESS with PV

Commercial BESS are often co-located with distributed PV systems. IHS forecasts that global installations of grid-tied commercial BESS with PV will grow to nearly 1GW by 2017. This market will be driven initially by installations in North America. We believe that our 30kW battery converter could become one of the leading solutions for the standalone BESS system.

Grid-Tied Commercial BESS Installations with PV

The PV industry is a multi-billion dollar market and we believe that increasingly PV will be installed with energy storage to address new market requirements, such as grid resiliency and stability and off-grid capabilities. Our 30kW hybrid converter was developed to improve the efficiency and cost of integrated PV + BESS as well as to satisfy these market requirements. Conventional approaches require either separate standalone PV inverters/battery converters tied through the AC grid, or integrated PV + BESS converters using a DC link topology. We believe that both of these approaches significantly increase efficiency losses and installed costs, compared to our hybrid PV + BESS converter using our 3-port PPSA topology.

During Superstorm Sandy it was apparent to many individuals that their grid tied PV installations would not operate. Systems incorporating our hybrid converter along with PV and batteries will be capable of providing backup power during grid blackouts. We expect our hybrid converter to be attractive to our existing battery converter customers as a low cost system upgrade to improve integration of PV and backup generators.

PV has the lowest levelized cost of energy for new electrical generation capacity in several regions of the world and we expect this trend to continue as PV costs continue to decline. Today, the majority of PV has been installed in countries with robust power grids such as Germany, U.S., Japan and China. Over the next few decades the greatest demand for new generation capacity may occur in regions with less reliable power grids such as Southeast Asia, Africa, and Central and South America. Remote communities and buildings in these regions may depend on diesel generators for their primary fuel supply or may not have any power grid at all.

In contrast to grid-tied BESS and PV applications that we expect to be driven by North American installations, we expect off-grid BESS and PV applications to rapidly be installed across many regions including Central and South America, Southeast Asia, and Africa. IHS forecasts the off grid commercial BESS installations with PV market to eclipse 1GW in 2017.

Off Grid Commercial BESS Installations with PV

In July 2014, we sold and shipped our first hybrid converter product unit to an early customer. This customer plans to integrate our hybrid converter with batteries and a diesel generator in order to improve the diesel fuel efficiency of a mobile generator. We believe that integrating a BESS with diesel generators can reduce fuel consumption by 75% for some applications, and even more fuel can be saved by also integrating PV. We estimate that approximately one billion individuals globally depend on diesel fuel for their primary electricity source, and another billion lack access to any power grid according to the International Energy Agency. We believe that our hybrid converter may accelerate adoption of hybrid BESS, PV and diesel systems and significantly reduce the cost of electricity to this large underserved market.

We feel that our solutions are highly attractive for commercial BESS and hybrid PV+BESS applications. We have achieved early customer design wins and installations. Although these are still emerging markets, customer and industry forecasts indicate that will grow dramatically over the next few years, and we expect to benefit from this growth.

Electrified Vehicle Market

Industry analysts such as Navigant Research have projected continued growth in the electrified vehicle market.  We expect that this growth will, in turn, drive demand for electrified vehicle (“EV”) charging infrastructure.  We believe that our products represent solutions to some of the significant issues, such as installation costs, that we expect will arise in the next generation electrified vehicle charging infrastructure.  We are cooperating with NRG Energy on a $1.9 million CPUC approved technology demonstration program to reduce the installation and operational costs of EV DC charging infrastructure.  Both the electrified vehicle market and the electrified vehicle charging infrastructure market are still in the early stage.

Other Vertical Markets

We plan to leverage our growing technology expertise to address other vertical markets for power converters. Some of these may include VFDs for AC induction motors, power converters for residential, commercial, and utility-scale renewable energy systems, on-board power converters for electric vehicles, electric vehicle DC charging, electric vehicle-to-grid (V2G), and distributed wind generation. We plan to continuously monitor these markets for the purpose of creating solutions for customers in our selected vertical market segments.

We are also developing a bi-directional insulated gate bipolar transistor (“BD-IGBT”) power switch component technology that we believe will further improve our advantages in efficiency, weight, and cost across our entire range of products. As discussed below, the development of the BD-IGBT is being funded by the U.S. Department of Energy’s $2.5 million Advanced Research Projects Agency-Energy (“ARPA-E”) grant. If we are able to successfully commercialize the new power switch component technology, we believe that it will extend our product performance advantages in efficiency, power density, reliability, and cost in our initial emerging market applications, as well as accelerate our ability to deliver disruptive solutions in large mature markets.

Plan of Operation

We have completed development of our first two products and launched our third product, the hybrid converter, in July 2014. We are further developing our technology to allow us to launch additional products and enter other large vertical markets. Our goal is to establish PPSA as the leading technology for electronic power converters for several large markets through both product sales and licensing in selected geographies or markets. We have completed development and industry certification of our first two products, a 30kW PV inverter and a 30kW battery converter, both using the same universal power converter hardware design with different embedded software. We recently launched our third product, which is a 30kW 3-port hybrid converter. Our objective is to continue to commercialize our technology through the development of a variety of products, and to eventually license the manufacture of these products to original equipment manufacturers (“OEMs”) and, in certain markets, directly to large customers. We sell our battery converters to system integrators such as Sharp Electronics and GreenCharge Networks. The system integrators combine our battery converter, batteries and control algorithms to provide a differentiated BESS offering to their end customers.

We expect to continue to use the net proceeds received from the initial public offering of our common stock for new product research, new product and existing product development, the commercialization of our products, protection of our intellectual property, purchases of property and equipment and for working capital and other general corporate purposes. The net cash proceeds from the initial public offering of our common stock totaled approximately $15 million, which we expect to be sufficient to fund our activities through at least December 31, 2015. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We anticipate increasing the number of employees by approximately 10 – 20 employees by the end of December 2015; however, this is highly dependent on the nature of our development efforts. We anticipate adding employees in the areas of research and development and product engineering and, to a lesser extent, sales and marketing and general and administrative functions as required to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property. We expect capital expenditures to be approximately $1.0 million for the purchase of property and equipment through December 2015.

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

We received an award of $2.5 million from ARPA-E. Through June 30, 2014, we have recognized revenue of approximately $2,222,000, leaving $278,000 of the award value remaining to be recognized under this grant. This award is being used to develop and commercialize our BD-IGBT power switch. While we currently successfully use commodity silicon IGBT and diode components in our products, we are developing BD-IGBT components that we believe could significantly improve the efficiency, weight, and manufacturing costs of our products. Initially research universities and now commercial vendors, are working under our direction and are receiving the majority of the ARPA-E program funding.

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

The Company was awarded a grant from ARPA-E on January 30, 2012. The purpose of the grant is to perform research and development on components that may improve the efficiency of the Company’s technology. ARPA-E’s share of the research and development project is $2.5 million out of a total approximate $2.8 million estimated cost of the project. The Company works with ARPA-E’s program manager to agree upon the specifications and work plans for the grant. The Company then directs all the work to be performed by ARPA-E approved subcontractors, which historically have been universities but are now commercial subcontractors. Upon completion of the work, the Company submits to ARPA-E for payment of ninety percent of the costs incurred by the Company. This has historically been done on a quarterly basis, but it may be as frequently as monthly. The Company bears responsibility for the remaining ten percent of the total costs incurred by the Company under the agreed work plans, which amount is included (less any costs that the applicable subcontractor has agreed to share) in our cost of revenues. The Company is also responsible for any costs incurred under the program in excess of the program amount. Any such costs would be recorded in research and development costs rather than cost of revenues. All invoices are supported with copies of expenses and invoices that the Company has received from ARPA-E approved subcontractors. Notwithstanding the foregoing, the Company is the primary obligor of all the costs incurred under the work plans for the grant, except for any costs that the applicable subcontractor has agreed to share. The agreement with ARPA-E establishes “Go/No Go” milestones and deliverables. For each “Go/No Go” milestone and deliverable, the ARPA-E program director must review the Company’s work under the previously agreed work plan, confirm in writing that the Company has achieved the “Go/No Go” milestone and deliverable, and authorize the Company to commence work on the next milestone and deliverable under a corresponding next work plan. If the project were to stop due to an ARPA-E determination that a milestone or deliverable had not been met, then the Company would not submit to ARPA-E for payment any further invoices (except for costs incurred under the previously agreed work plan).

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

Risk-free interest rate — The risk free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant

Expected lives — As permitted by SAB No. 107, due to the Company’s insufficient history of option activity, the management utilizes the simplified approach to estimate the options expected term, which represents the period of time that options granted are expected to be outstanding

Expected volatility — Volatility is determined based on management’s estimate or historical volatilities of comparable companies

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

Results of Operations

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013

Revenues.   Revenues for the three months ended June 30, 2014 of $560,526 were $89,758, or 14%, lower than the $650,284 we earned in revenues for the three months ended June 30, 2013. The decrease in revenue was due to a $457,785 decrease in grant revenues and a $25,000 decrease in royalty revenue partially offset by a $393,027 increase in the sale of products.

Total grant revenues for the three months ended June 30, 2014 were $116,426, as compared to grant revenues for the three months ended June 30, 2013 of $574,211. Total grant revenues in the three months ended June 30, 2014 related to the ARPA-E grant. Total grant revenues in the three months ended June 30, 2013 related to the ARPA-E grant and a SBIR grant. The decrease in total grant revenues related to the timing of spending under the ARPA-E program and the completion of the SBIR program in 2013. In the three months ended June 30, 2013, royalty revenue was $25,000 from Lockheed Martin Corporation (“LMC”) for its exclusive right to use our initial patents for government applications. LMC notified the Company in February 2014 that it would not pay the annual royalty for 2014 and thus no longer has an exclusive right for government applications. In the three months ended June 30, 2014, revenue from the sale of products was $444,100, relating to commercial orders for our battery converters. In the three months ended June 30, 2013, revenue from products was $51,073, relating primarily to PV inverters.

Cost of Revenues.   Primarily as a result of the decrease in grant research and development costs, which was only partially offset by the increase in cost of revenues from the sale of products, cost of revenues decreased for the three months ended June 30, 2014, to $617,129 from $690,490 for the three months ended June 30, 2013, which is a decrease of $73,361, or approximately 11%.

The decrease in grant research and development costs arose from a decrease in grant revenue under our ARPA-E grant as well as the completion of the SBIR grant program in 2013. During the three months ended June 30, 2014 and 2013, we recognized $116,426 and $574,211, respectively, in grant revenue and $129,362 and $583,610, respectively, in grant research and development costs. We have a cost-sharing arrangement with ARPA-E whereby we contribute ten percent of the total costs of the project (less any costs that our subcontractors have agreed to share), which results in our costs exceeding our revenue for that grant.

In the three months ended June 30, 2014 and 2013, cost of revenues from the sale of products was $487,767 and $106,880, respectively.

Gross Loss.   Gross loss for the three months ended June 30, 2014 was $56,603, an increase of $16,397 from the gross loss for the three months ended June 30, 2013 of $40,206. The increase in our gross loss was due to higher compensation cost of $58,923 for engineering personnel as we added resources to support our existing products, higher third party certification testing costs of $48,070 and a $25,000 reduction in royalty revenues from LMC. The higher costs were largely offset by higher margins on our battery converter sales in the three months ended June 30, 2014 as compared to the margins on our PV inverter sales in the three months ended June 30, 2013.

General and Administrative Expenses.   General and administrative expenses increased by $291,309, or 68%, to $718,287 in the three months ended June 30, 2014 from $426,978 in the three months ended June 30, 2013. The increase was due primarily to higher professional fees of $78,086, including higher investor relations and consulting fees, personnel costs of $73,438, stock compensation expense of $58,298, D&O insurance of $46,669 and board fees of $37,500, as our Board elected to forego cash board fees prior to our initial public offering.

Research and Development Expenses.   Research and development expenses increased by $268,333, or 81%, to $598,540 in the three months ended June 30, 2014 from $330,207 in the three months ended June 30, 2013. The increase was due primarily to higher personnel costs of $149,858, contract labor of $100,139 and stock compensation expense of $27,610.

Sales and Marketing Expenses.   Sales and marketing expenses increased by $154,891, or 145%, to $261,528 in the three months ended June 30, 2014 from $106,637 in the three months ended June 30, 2013. The increase was due primarily to higher personnel costs of $92,967, stock compensation expense of $39,487, legal fees of $8,800 and travel costs of $7,112.

Loss from Operations.   Due to the increase in our operating expenses and our gross loss, our loss from operations for the three months ended June 30, 2014 was $1,634,958 or 81% higher than the $904,028 loss from operations for the three months ended June 30, 2013.

Interest (Income) Expense.   Interest (income) expense decreased from interest expense of $1,083,430 for the three months ended June 30, 2013 to interest income of $(7,394) for the three months ended June 30, 2014, a decrease of $1,090,824. For the three months ended June 30, 2014, interest income related to interest earned on our money market account. For the three months ended June 30, 2013, interest expense related primarily to the amortization of debt discount on convertible notes. The convertible notes were converted to common stock upon the closing of our initial public offering on November 27, 2013.

Net Loss.   As a result of the decrease in interest expense, partially offset by a higher loss from operations, our net loss for the three months ended June 30, 2014, was $1,627,564 as compared to a net loss of $1,987,458 for the three months ended June 30, 2013, an improvement of $359,894.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

Revenues.   Revenues for the six months ended June 30, 2014 of $851,621 were $178,798, or 17%, lower than the $1,030,419 we earned in revenues for the six months ended June 30, 2013. The decrease in revenue was due to a $497,428 decrease in grant revenues and a $50,000 decrease in royalty revenue partially offset by a $368,630 increase in the sale of products.

Total grant revenues for the six months ended June 30, 2014 were $299,021, as compared to grant revenues for the six months ended June 30, 2013 of $796,449. Total grant revenues in the six months ended June 30, 2014 related to the ARPA-E grant. Total grant revenues in the six months ended June 30, 2013 related to the ARPA-E grant and a SBIR grant. The decrease in total grant revenues related to the timing of spending under the ARPA-E program and the completion of the SBIR program in 2013. In the six months ended June 30, 2013, royalty revenue was $50,000 from LMC for its exclusive right to use our initial patents for government applications. LMC notified the Company in February 2014 that it would not pay the annual royalty for 2014 and thus no longer has an exclusive right for government applications. In the six months ended June 30, 2014, revenue from the sale of products was $552,600, relating to commercial orders for our battery converters. In the six months ended June 30, 2013, revenue from products was $183,970, relating primarily to PV inverters.

Cost of Revenues.   Primarily as a result of the decrease in grant research and development costs, which was only partially offset by the increase in cost of revenues from the sale of products, cost of revenues decreased for the six months ended June 30, 2014, to $1,017,423 from $1,119,778 for the six months ended June 30, 2013, which is a decrease of $102,355, or approximately 9%.

The decrease in grant research and development costs arose from a decrease in grant revenue under our ARPA-E grant as well as the completion of the SBIR grant program in 2013. During the six months ended June 30, 2014 and 2013, we recognized $299,021 and $796,449, respectively, in grant revenue and $332,245 and $816,941, respectively, in grant research and development costs. We have a cost-sharing arrangement with ARPA-E whereby we contribute ten percent of the total costs of the project (less any costs that our subcontractors have agreed to share), which results in our costs exceeding our revenue for that grant.

In the six months ended June 30, 2014 and 2013, cost of revenues from the sale of products was $685,178 and $302,837, respectively.

Gross Loss.   Gross loss for the six months ended June 30, 2014 was $165,802, an increase of $76,443 from the gross loss for the six months ended June 30, 2013 of $89,359. The increase in our gross loss was due to higher compensation cost of $101,530 for engineering personnel as we added resources to support our existing products, higher third party certification testing costs of $52,415 and a $50,000 reduction in royalty revenues from LMC. The higher costs were largely offset by higher margins on our battery converter sales in the six months ended June 30, 2014 as compared to the margins on our PV inverter sales in the six months ended June 30, 2013.

General and Administrative Expenses.   General and administrative expenses increased by $684,415, or 88%, to $1,463,255 in the six months ended June 30, 2014 from $778,840 in the six months ended June 30, 2013. The increase was due primarily to higher professional fees of $276,131, including higher investor relations, consulting, legal and patent, and placement fees, personnel costs of $135,727, stock compensation expense of $117,428, D&O insurance of $93,102 and board fees of $75,000, as our Board elected to forego cash board fees prior to our initial public offering.

Research and Development Expenses.   Research and development expenses increased by $340,476, or 60%, to $905,033 in the six months ended June 30, 2014 from $564,557 in the six months ended June 30, 2013. The increase was due primarily to higher personnel costs of $237,674, contract labor of $108,597 and stock compensation expense of $53,457 partially offset by lower spending on other external development costs.

Sales and Marketing Expenses.   Sales and marketing expenses increased by $317,401, or 149%, to $529,747 in the six months ended June 30, 2014 from $212,346 in the six months ended June 30, 2013. The increase was due primarily to higher personnel costs of $196,945, stock compensation expense of $78,974, legal fees of $19,370 and travel costs of $13,912.

Loss from Operations.   Due to the increase in our operating expenses and our gross loss, our loss from operations for the six months ended June 30, 2014 was $3,063,837 or 86% higher than the $1,645,102 loss from operations for the six months ended June 30, 2013.

Interest (Income) Expense.   Interest (income) expense decreased from interest expense of $2,166,859 for the six months ended June 30, 2013 to interest income of $(15,531) for the six months ended June 30, 2014, a decrease of $2,182,390. For the six months ended June 30, 2014, interest income related to interest earned on our money market account. For the six months ended June 30, 2013, interest expense related primarily to the amortization of debt discount on convertible notes. The convertible notes were converted to common stock upon the closing of our initial public offering on November 27, 2013.

Net Loss.   As a result of the decrease in interest expense, partially offset by a higher loss from operations, our net loss for the six months ended June 30, 2014, was $3,048,306 as compared to a net loss of $3,811,961 for the six months ended June 30, 2013, an improvement of $763,655.

Liquidity and Capital Resources

Although our revenues have increased every full calendar year from the date of our inception, we do not generate enough revenue to sustain our operations. Our revenues are derived from the sales of our products and from grants we have received for the development of our technology. We have funded our operations through the sale of our common stock, including proceeds from our initial public offering, and debt securities (later converted to common stock).

As of June 30, 2014, we had cash and cash equivalents of $11,149,320. Our net working capital at June 30, 2014 was $11,039,294.

Operating activities in the six months ended June 30, 2014 resulted in cash outflows of $2,503,987, which were due to the net loss for the period of $3,048,306 partially offset by non-cash items, related primarily to stock-based compensation, of $466,913 and positive working capital changes of $77,406. Operating activities in the six months ended June 30, 2013 resulted in cash outflows of $1,471,492, which were due to the net loss for the period of $3,811,961 partially offset by amortization of debt discount of $2,074,772, other non-cash items of $168,292 and positive working capital changes of $97,405.

Investing activities in the six months ended June 30, 2014 and 2013 resulted in cash outflows of $488,780 and $128,271, respectively, for development of patents and acquisition of fixed assets.

Financing activities in the six months ended June 30, 2014 resulted in a cash inflow of $4,990. There were no financing activities in the six months ended June 30, 2013.

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

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of June 30, 2014, our disclosure controls and procedures are effective.

There have been no other material changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Through June 30, 2014, we used approximately $4 million of the net cash proceeds from the offering. These funds were used as follows: $332,000 for protection of our intellectual property, $242,000 for purchase of equipment and software and the remainder for our operations, including research and development and general and working capital purposes. None of the proceeds were used for construction of plant, building and facilities, the purchase of real estate or the acquisition of any business.

On May 29, 2014, the Company issued options for the purchase of 8,000 shares of common stock to employees as part of their compensation.  The options have an exercise price of $7.53 per share, a term of ten years, and vest in four equal annual installments beginning on the first anniversary of the date of grant. The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to make the offering inasmuch as the individuals were employees and there was no form of general solicitation or general advertising relating to the offer.

On May 29, 2014, the Company issued 1,438 shares of common stock to a warrant holder in connection with the exercise of a warrant. The per share exercise price was $3.47626 and the Company received $5,000. The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock inasmuch as the warrant holder was an accredited investor and there was no form of general solicitation or general advertising relating to the offer.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 13, 2014	IDEAL POWER INC.
(Registrant)

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer

