Form 10-Q
period 2014-09-30
Ideal Power Inc.
filed 2014-11-13
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 11, 2014 the issuer had 7,048,235 shares of common stock, par value $.001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,730,268	$14,137,097
Accounts receivable, net	399,769	252,406
Inventories, net	343,911	519,657
Prepayments and other current assets	106,699	231,495
Total current assets	10,580,647	15,140,655

Property and equipment, net	331,218	85,718
Patents, net	912,249	608,913
Other non-current assets	35,840	-

Total Assets	$11,859,954	$15,835,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$429,428	$539,145
Accrued expenses	741,803	461,193
Total current liabilities	1,171,231	1,000,338

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,021,721 and 6,931,968 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	7,022	6,932
Common stock to be issued	-	151,665
Additional paid-in capital	32,336,720	31,431,220
Treasury stock	(2,657)	(2,657)
Accumulated deficit	(21,652,362)	(16,752,212)
Total stockholders’ equity	10,688,723	14,834,948
Total Liabilities and Stockholders’ Equity	$11,859,954	$15,835,286

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Products	$289,000	$212,495	$841,600	$396,465
Royalties	-	25,000	-	75,000
Grants	149,029	370,672	448,050	1,167,121
Total revenue	438,029	608,167	1,289,650	1,638,586

Cost of revenues:
Products	393,665	236,505	1,078,843	539,342
Grant research and development costs	165,588	383,347	497,833	1,200,288
Total cost of revenue	559,253	619,852	1,576,676	1,739,630

Gross loss	(121,224)	(11,685)	(287,026)	(101,044)

Operating expenses:
General and administrative	762,741	475,353	2,225,996	1,254,193
Research and development	663,678	261,053	1,568,711	825,610
Sales and marketing	310,818	95,734	840,565	308,080
Total operating expenses	1,737,237	832,140	4,635,272	2,387,883

Loss from operations	(1,858,461)	(843,825)	(4,922,298)	(2,488,927)

Interest (income) expense, net (including amortization of debt discount of $1,273,512 and $3,348,284, respectively, for the three and nine months ended September 30, 2013)	(6,617)	1,320,943	(22,148)	3,487,802

Net loss	$(1,851,844)	$(2,164,768)	$(4,900,150)	$(5,976,729)

Net loss per share – basic and fully diluted	$(0.26)	$(1.46)	$(0.70)	$(4.04)

Weighted average number of shares outstanding – basic and fully diluted	7,015,156	1,480,262	7,008,634	1,480,262

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,900,150)	$(5,976,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,248	21,155
Write-down of inventory	-	5,199
Stock-based compensation	597,055	150,340
Common stock issued or to be issued for services	50,004	124,393
Amortization of debt discount	-	3,348,284
Fair value of warrants issued for consulting services	101,879	-
Accrued interest – promissory note	-	60,000
Issuance of note payable in connection with services	-	213,293
Decrease (increase) in operating assets:
Accounts receivable	(147,363)	(483,603)
Inventories	175,746	(168,076)
Prepaid expenses and offering costs	88,956	(440,257)
Increase (decrease) in operating liabilities:
Accounts payable	(109,717)	754,753
Accrued expenses	280,610	233,142
Deferred revenue	-	25,000
Net cash used in operating activities	(3,819,732)	(2,133,106)

Cash flows from investing activities:
Purchase of property and equipment	(278,318)	(32,036)
Acquisition of patents	(313,766)	(139,631)
Net cash used in investing activities	(592,084)	(171,667)

Cash flows from financing activities:
Borrowings on notes payable, net of debt raising costs	-	611,256
Exercise of options and warrants	4,987	-
Net cash provided by financing activities	4,987	611,256

Net decrease in cash and cash equivalents	(4,406,829)	(1,693,517)
Cash and cash equivalents at beginning of period	14,137,097	1,972,301
Cash and cash equivalents at end of period	$9,730,268	$278,784

Non cash activities for the nine months ended September 30, 2013:

The Company issued 256,849 warrants valued at $379,033 in connection with notes payable.

The Company recorded a debt discount of $422,265 for the intrinsic value of the embedded conversion feature associated with notes payable.

The accompanying notes are an integral part of these condensed financial statements.

Ideal Power Inc.

Notes to Condensed Financial Statements

(unaudited)

Note 1 – Organization and Description of Business

Ideal Power Inc. (the “Company”) was incorporated in Texas on May 17, 2007 under the name Ideal Power Converters, Inc. The Company changed its name to Ideal Power Inc. on July 8, 2013 and re-incorporated in Delaware on July 15, 2013. With headquarters in Austin, Texas, it has developed power converter solutions for commercial and industrial energy storage, commercial and industrial energy storage integrated with photovoltaic (“PV”) generation, microgrid applications, distributed wind generation, and electric vehicle fast charging. The principal products of the Company are battery converters used in commercial energy storage. It is expanding its family of products, applications for its products and its customer base.

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

Accounts Receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers or interest on past due amounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible and how recently payments have been received. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. There was no allowance for doubtful accounts at September 30, 2014 and December 31, 2013.

Inventories

Inventories are stated at the lower of cost (first in, first out method) or market value. Inventory quantities on hand are reviewed regularly and a write-down for excess and obsolete inventory is recorded based primarily on an estimated forecast of product demand, market conditions and anticipated production requirements in the near future. There was no reserve for excess and obsolete inventory at September 30, 2014 and December 31, 2013.

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets at September 30, 2014 and December 31, 2013.

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

Revenue Recognition

Revenue from product sales is recognized when the risks of loss and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition”. The Company generally sells its products free on board (“FOB”) shipping and recognizes revenue when products are shipped.

Revenue from service contracts is recognized using the completed-performance or proportional-performance method depending on the terms of the service agreement. When there are acceptance provisions based on customer-specified subjective criteria, the completed-performance method is used. For contracts where the services performed in the last series of acts is very significant, in relation to the entire contract, performance is not deemed to have occurred until the final act is completed. Once customer acceptance has been received, or the last significant act is performed, revenue is recognized. The Company uses the proportional-performance method when a service contract specifies a number of acts to be performed and the Company has the ability to determine the pattern and related value in which service is provided to the customer. The Company had no revenue from service contracts in the three and nine months ended September 30, 2014 and 2013.

The Company receives payments from government entities in the form of government grants. Government grants are agreements that generally provide the Company with cost reimbursement for certain types of research and development activities over a contractually defined period. Revenues from government grants are recognized in the period during which the Company incurs the related costs, provided that the Company has incurred the cost in accordance with the specifications and work plans determined between the Company and the government entity. Costs incurred related to the grants are recorded as grant research and development costs. Grant revenue amounted to $448,050 and $1,167,121 for the nine months ended September 30, 2014 and 2013, respectively, and $149,029 and $370,672 for the three months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and December 31, 2013, grants receivable amounted to $159,679 and $211,063, respectively, and was included in accounts receivable.

Royalty income is recognized as earned based on the terms of the contractual agreements and has no direct costs. The Company had no royalty income in the three and nine months ended September 30, 2014.

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

Research and Development

Grant research and development are costs incurred solely related to grant revenues, and are classified as a line item under cost of revenues. Other research and development costs are presented as a line item under operating expenses and are expensed as incurred. Total research and development costs incurred during the nine months ended September 30, 2014 and 2013 amounted to $2,066,544 and $2,025,898, respectively, of which $497,833 and $1,200,288, respectively was included in cost of revenues. Total research and development costs incurred during the three months ended September 30, 2014 and 2013 amounted to $829,266 and $644,400, respectively, of which $165,588 and $383,347, respectively, was included in cost of revenues.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. At September 30, 2014 and December 31, 2013, the Company has established a full reserve against all deferred tax assets.

Tax benefits from an uncertain tax position are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. At September 30, 2014 and December 31, 2013, the Company has recorded no tax benefits from uncertain tax positions.

Net Loss Per Share

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive.

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

The Company had revenue from the U.S. Department of Energy’s Advanced Research Projects Agency-Energy (“ARPA-E”) that accounted for 35% and 62% of net revenue for the nine months ended September 30, 2014 and 2013, respectively, and 34% and 61% of net revenue for the three months ended September 30, 2014 and 2013, respectively.

The Company had revenue from three customers which accounted for 15%, 11% and 10% of net revenue for the nine months ended September 30, 2014. The Company had revenue from three different customers which accounted for 25%, 16% and 11% of net revenue for the three months ended September 30, 2014 and revenue from another customer which accounted for 10% of net revenue for the three months ended September 30, 2013.

The Company had an accounts receivable balance from ARPA-E that accounted for 40% and 84% of total accounts receivable at September 30, 2014 and December 31, 2013, respectively. The Company had accounts receivable balances with two customers which accounted for 24% and 18%, respectively, of total accounts receivable at September 30, 2014.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

Note 3 – Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2014	2013
	unaudited
Raw materials	$142,547	$102,652
Finished goods	201,364	417,005
	$343,911	$519,657

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2014	2013
	unaudited
Machinery and equipment	$231,431	$46,733
Building leasehold improvements	41,500	46,850
Furniture, fixtures, software and computers	157,800	107,769
	430,731	201,352
Accumulated depreciation and amortization	(99,513)	(115,634)
	$331,218	$85,718

Note 5 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2014	2013
	unaudited
Accrued compensation	$470,564	$249,160
Warranty reserve	130,449	113,078
Other	140,790	98,955
	$741,803	$461,193

Note 6 – Commitments

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

At September 30, 2014, the remaining annual base rent commitments under the lease, assuming no early termination, are as follows:

Year Ended December 31,	Amount
2014(1)	$38,581
2015	156,394
2016	159,941
2017	163,489
2018	68,736
Total	$587,141

(1)	Represents base rent for October 1, 2014 through December 31, 2014

The Company leased its prior facility in Spicewood, Texas under an operating lease that expired on June 26, 2014.

Rent expense incurred for the nine months ended September 30, 2014 and 2013 amounted to $86,949 and $27,592, respectively. Rent expense incurred for the three months ended September 30, 2014 and 2013 amounted to $50,176 and $9,961, respectively.

Note 7 — Equity Incentive Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved 487,932 shares of common stock for issuance under the Plan, including stock options, stock awards and stock bonuses. The maximum aggregate number of shares that may be granted under the Plan will be increased effective the first day of each of the Company’s fiscal quarters provided that the number of shares that may be granted under the Plan does not exceed in the aggregate 839,983 shares. At September 30, 2014, 219,580 shares of common stock were available for issuance under the Plan.

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

During the nine months ended September 30, 2014, the Company granted 232,100 stock options to employees and executives and 51,126 stock options to Board members and issued 32,525 shares related to prior Board service through December 31, 2013 and 6,378 shares to a consultant. These stock option grants and share issuances reduced the shares of common stock available for issuance under the Plan. In addition, the Company granted 320,000 stock options to executives that are contingent upon the Company receiving shareholder approval to increase the shares available for issuance under the Plan at either of the Company’s next two annual shareholder meetings (the “Contingent Grants”). The estimated fair value of stock options granted under the Plan, including the Contingent Grants, in the nine months ended September 30, 2014, calculated using the Black-Scholes option valuation model, was $2,649,877, of which $66,882 and $144,382, respectively, were recognized during the three and nine months ended September 30, 2014. The fair value of the 6,378 shares to a consultant was $50,004 based on the closing price of the Company’s common stock on September 16, 2014, the date the Board approved the issuance.

Awards Granted Outside the Plan

The Company issued a non-qualified stock option to its Chief Executive Officer (the “Inducement Option”) to purchase 250,000 shares of the Company’s common stock at a per share exercise price of $7.14, equal to the closing price of the Company’s common stock on January 8, 2014, the date of grant. The right to purchase the shares subject to the Inducement Option will vest in equal increments over a period of four years, beginning on December 31, 2014 and continuing thereafter on each subsequent December 31st through the end of the vesting period. The Inducement Option has a term of 10 years. The estimated fair value of the Inducement Option, calculated utilizing the Black-Scholes option valuation model, was $1,030,825, of which $64,427 and $193,280, respectively, were recognized during the three and nine months ended September 30, 2014.

During the nine months ended September 30, 2014, one option holder exercised options to purchase 10,500 shares of the Company’s common stock on a cashless basis. The option holder received 10,374 shares of common stock and $6 in cash payment for a fractional share. This option was granted prior to the Company’s adoption of its 2013 Equity Incentive Plan.

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

The assumptions used in the Black-Scholes model are as follows:

Nine Months Ended September 30, 2014
Risk-free interest rate	1.83 to 2.19%
Expected dividend yield	0%
Expected lives	5.31 to 6.25 years
Expected volatility	60%

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2013	485,573	$4.240	8.2
Granted	853,226	$7.510
Exercised	(10,500)	$0.095
Forfeited/Expired/Exchanged	(5,040)	$5.000
Outstanding at September 30, 2014	1,323,259	$6.378	8.9
Exercisable at September 30, 2014	232,952	$4.170	7.6

The estimated aggregate pretax intrinsic value (the difference between the Company’s stock price on the last day of the nine months ended September 30, 2014 and the exercise prices, multiplied by the number of in-the-money options) is approximately $787,000. This amount changes based on the fair value of the Company’s stock.

As of September 30, 2014, there was $3,844,004 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, including the Contingent Grants, or, in the case of the Inducement Option, outside the Plan. That cost is expected to be recognized over a weighted average period of 3.1 years.

Note 8 — Warrants

During the nine months ended September 30, 2014, two warrant holders exercised warrants to purchase a total of 41,108 shares of the Company’s common stock on a cashless basis. The warrant holders received a total of 39,038 shares of common stock and $7 in cash payment for a fractional share. Additionally, during the nine months ended September 30, 2014, one warrant holder exercised warrants to purchase 1,438 shares of the Company’s common stock for $5,000 in cash.

A summary of the Company’s warrant activity and related information is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,659,922	$4.3552
Granted	—	—
Exercised	(42,546)	$0.5276
Forfeited/Expired	—	—
Outstanding at September 30, 2014	1,617,376	$4.4559

The shares underlying the warrants have not been registered. Warrants to purchase 40,000 shares were unvested at September 30, 2014.

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

OVERVIEW

We are located in Austin, Texas. We were formed to develop and commercialize our Power Packet Switching Architecture (“PPSA”) technology, which is designed to improve the performance, size, weight, reliability, flexibility and manufacturing cost of electronic power converters. The electronic power converter vertical markets are large and include power converters for residential, commercial, and utility-scale renewable energy systems, distributed wind generation, electric vehicle DC charging, variable frequency drives (“VFDs”) for AC induction motors and on-board power converters for electric vehicles. We believe that, due to the design advantages noted above, our technology can provide solutions that are both efficient and economically advantageous to these markets.

Our current focus is to provide solutions for high growth markets in battery energy storage systems (“BESS”), BESS with integrated photovoltaic (“PV”), and microgrid applications. We have specifically targeted commercial energy storage, which we feel will have higher economic value (in $/kW or $/kWh) than other vertical markets for energy storage due to peak demand cost savings and therefore will grow more rapidly. With our latest products, we are also targeting microgrid solutions for grid resiliency and off-grid power. Assuming we are successful in commercializing our technology in these initial vertical markets, we then plan to offer solutions to additional emerging and more mature vertical markets.

Currently, our products are manufactured by contract manufacturers and then sold by Ideal Power. For certain geographic markets and applications that would be challenging for us, as a small U.S. company, to serve, we may enter into licensing agreements with leading global electronics companies. These agreements would allow regional manufacturers to build our products under license for local markets, or we may license product designs to global brands for specific applications.

We were founded on May 17, 2007. To date, our operations have been funded primarily through the sale of our common stock and convertible debt, as well as through U.S. Department of Energy grants. Our total revenue generated from inception to date as of September 30, 2014 is $5,572,752 with almost half of that revenue coming from government grants. We have applied these revenues to research and product development, thereby reducing our capital requirements. We will continue to pursue research and development grants, where available, for the purpose of developing new products and improving our current products. We can make no assurances that additional grants will be available in the future.

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

Our second product, a 30kW battery converter, completed industry certification in January 2013. This product uses the same hardware design as our PV inverter, but with more sophisticated embedded software for bi-directional battery controls. It has significant performance advantages over other solutions in BESS applications including the following. The product’s conversion efficiency is 96.5% CEC-weighted compared with typically only 92.5% CEC-weighted from other products in the market. In BESS applications, the 4 percentage point improvement doubles due to two power converter steps (grid AC to battery DC, and battery DC to grid AC). As a result, a BESS using a commonly-used solution requires 8% more input electricity and 4% more batteries to create the same electrical output as BESS using our 30kW battery converter. Our product is also about 1/5 th the weight and size of our competitors’ products, which reduces the costs of materials, manufacturing, shipping, installation and maintenance. Our product also reduces acoustic noise that allows installation in buildings without acoustic isolation or disturbing occupants.

Our third product, a 30kW hybrid converter launched in July 2014, was developed to improve the efficiency and cost of integrated PV + BESS. In June 2014, our hybrid converter product received the electrical energy storage award at Intersolar Germany, the world’s largest solar exhibition. “Cost-effective integration of energy storage is now one of the greatest challenges faced by the solar industry,” said Dr. Andreas Gutsch, Coordinator Competence E, Karlsruhe Institute of Technology (KIT). “This year, around 3,500 companies from Intersolar exhibitions around the world and the electrical energy storage exhibition were invited to submit their innovations. Ideal Power’s technology stood out because of its ability to combine PV and battery systems with an efficiency level of up to 97 percent. It also provides modular flexibility for different applications, particularly in off-grid (microgrid) systems.”

On October 16, 2014 we introduced new 125kW versions of our 2-port battery converter and our 3-port hybrid converter products. An initial order from Coda Energy, one of our leading customers, was received for the 125kW hybrid converter. The 125kW products uses the same technology as our 30kW products, but allow our customers to more cost effectively use our products in larger installations.

Targeted Markets

The Commercial BESS Market

The commercial BESS market is the first target market for our 30kW battery converter. This product is currently being deployed in commercial BESS by industry leaders including Sharp Electronics, Green Charge Networks and Coda Energy. Due to our design wins at these and other customers, we believe that we are positioned to be a leader in providing power converter solutions to this market and will benefit from its rapid growth.

We believe this market is maturing from pilot installations to higher volume installations using our product. On October 22, 2014 we announced receiving 3.5MW of orders for our 30kW battery converter from two leading customers for delivery between October 2014 and early 2015. Separately, our customers have announced some of their own installation goals. Sharp Electronics announced that it expects to sell 50MW of BESS in the next three years. Green Charge Networks, an early leader in the commercial BESS market, announced plans to install 25MW of their BESS in the next two years.

The primary value proposition of commercial BESS to building owners is to reduce monthly utility demand charges. For example, the cost of installing commercial BESS in California may be recovered over a period of three to five years when combined with high demand charges and the State’s Self Generation Incentive Program. Increasing demand charges and lower system costs should also make commercial BESS solutions financially attractive to commercial building owners in New York, where systems are already being installed, and in many other states. As the market matures, we expect that third-party financing will increasingly become available to reduce upfront capital requirements to building owners. For example, one of our customers, Green Charge Networks, received $56 million in private funding that will be primarily devoted to financing its BESS solutions in order to eliminate customer capital requirements.

We expect the cost of commercial BESS to decline from lower battery costs, lower power converter costs, and lower installation costs. Many of these larger commercial BESS installations may use more than 4 of our 30kW battery converters, so in order to help reduce power converter costs we are offering a new 125kW battery converter. We believe the combination of lower BESS costs, third-party financing, continued increases in utility demand charges, and involvement of larger established companies/brands will all contribute to accelerating market growth.

Commercial BESS with PV Systems

Commercial BESS systems will generate additional value beyond peak demand reduction. It will be increasingly common to co-locate BESS with distributed PV systems. IHS forecasts that global installations of grid-tied commercial BESS with PV will grow 111% annually from 2014 to 2018 reaching over 600MW by 2018. According to this research, systems will be deployed in two principle configurations. The most common configuration will be to have separate BESS and PV systems tied together through the AC wiring, which will be supported with our 30kW and 125kW battery converters. The second configuration will be to place BESS and PV behind a single power converter system in order to improve efficiency, reduce costs, and to allow PV harvesting when operating without a power grid in a grid forming microgrid mode.

Grid-Tied Commercial BESS Installations with PV

According to IHS, the global PV industry is projected to grow from 45GW of annual installations in 2014 to 71GW in 2018. The growth rate of the industry during the next few years is projected to slow to 11% CAGR from a 21% CAGR between 2012 and 2014. Providing a new generation of solutions with integrated energy storage will enable the PV industry to address new markets with high growth potential. These new PV+BESS markets include providing backup power during blackouts such as Superstorm Sandy, improving grid stability in high penetration PV areas and reducing diesel fuel consumption in remote off-grid microgrids. We expect our products to provide competitive solutions for these expected market requirements.

Our 30kW and new 125kW hybrid converter were developed to improve the efficiency and cost of integrated PV + BESS as well as to satisfy these market requirements that cannot be served by grid-tied PV inverters without storage. Conventional approaches require either separate standalone PV inverters/battery converters tied through the AC grid, or integrated PV + BESS converters using a DC link topology. We believe that both of these approaches significantly increase efficiency losses and installed costs, compared to our hybrid PV + BESS converter using our 3-port PPSA topology.

In the event of grid failure, grid-tied PV installations are not capable of operating independently. For example, during Superstorm Sandy many individuals discovered that their grid-tied PV installations without energy storage would not operate. Systems incorporating our hybrid converter along with PV and batteries will be capable of providing backup power during grid blackouts. We expect our hybrid converter to be attractive to our existing battery converter customers as a low-cost system upgrade to improve integration of PV. This product also can improve the integration of backup diesel generator into PV and BESS systems.

PV has the lowest levelized cost of energy for new electrical generation capacity in several regions of the world and we expect this trend to continue as PV costs continue to decline. Today, the majority of PV has been installed in countries with robust power grids such as Germany, U.S., Japan and China. Over the next few decades the greatest demand for new generation capacity may occur in regions with less reliable power grids such as Southeast Asia, Africa, the Middle East, and Central and South America. Remote communities and buildings in these regions may depend on diesel generators for their primary fuel supply or may not have any power grid at all.

Microgrid Applications

In contrast to grid-tied BESS and PV applications that we expect to be driven by North American installations, we expect off-grid BESS and PV applications to rapidly be installed across many regions including Central and South America, Southeast Asia, Africa and the Middle East. IHS recently forecasted the off grid microgrid BESS installations with PV market to reach 400MW by 2018. We feel that our 30kW and 125kW hybrid converters offer a superior solution for these applications.

Off Grid Commercial BESS Installations with PV

In September 9, 2014, we announced a strategic partnership with EnerDel, who is developing a new line of Mobile Hybrid Power Systems (“MHPS”) that will integrate Ideal Power's 30kW hybrid converter, EnerDel's lithium-ion batteries, and proprietary control systems with a diesel generator. EnerDel's new 3rd generation MHPS is designed for both remote and grid-tied microgrid applications that depend on diesel generators as the primary power source and is expected to be commercially available later this year.

According to EnerDel, their 2nd generation MHPS offers up to a 70% reduction in diesel fuel consumption compared to stand-alone generators, and has been tested by the United States Army Corps of Engineers' Engineer Research and Development Center (“USACE-ERDC”) in Champaign, Illinois. EnerDel expects its 3rd Generation MHPS to further reduce diesel consumption and costs, while offering other benefits to commercial, industrial, utility and government customers. EnerDel expects a two year payback period on its MHPS in initial applications largely due to cost savings on fuel purchases and fuel delivery charges. The new MHPS will be a family of modular products with both trailer and skid mounted options that EnerDel expects to sell worldwide.

We estimate that approximately one billion individuals globally depend on diesel fuel for their primary electricity source and, according to the International Energy Agency, another billion lack access to any power grid. We believe that our hybrid converter may accelerate adoption of hybrid BESS, PV and diesel systems and significantly reduce the cost of electricity to this large underserved market.

We feel that our award-winning hybrid converter products are highly attractive solutions for integrating BESS, PV and diesel generators for both grid-tied and off grid markets. We have achieved early customer design wins. Although these are still emerging markets, customer and industry forecasts indicate that these markets will grow dramatically over the next few years, and we expect to benefit from this growth.

Electrified Vehicle Market

Industry analysts such as Navigant Research have projected continued growth in the electrified vehicle (“EV”) market.  We expect that this growth will, in turn, drive demand for EV charging infrastructure.  We believe that our products represent solutions to some of the significant issues, such as installation costs, that we expect will arise in the next generation EV charging infrastructure.

Both the EV market and the EV charging infrastructure market are still in the early stage. We feel that the general adoption of electrical vehicles and charging infrastructure has grown slower than some industry forecasts; however we continue to feel this may be an attractive market. We are cooperating with industry leaders on next generation requirements with our standard products that are used in other market segments and, as the market grows, will investigate partnering opportunities.

We are cooperating with NRG Energy on a CPUC-approved technology demonstration program to reduce the installation and operational costs of EV DC charging infrastructure.  In September 2014, NRG purchased two 30kW battery converters from us for installation at a demonstration site at the University of California San Diego. These battery converters are expected to be installed within a few months.

Other Vertical Markets

We plan to leverage our growing technology expertise to address other vertical markets for power converters. Some of these may include VFDs for AC induction motors, power converters for residential, commercial and utility-scale renewable energy systems, on-board power converters for electric vehicles, electric vehicle DC charging, electric vehicle-to-grid (“V2G”) and distributed wind generation. On September 23, 2014 we announced receiving our first order for a distributed wind application. Our customer plans to use our products in a new 100kW turbine to serve agricultural load requirements. We plan to continuously monitor these markets for the purpose of creating solutions for customers in our selected vertical market segments.

Next Generation Power Switches

We are developing next generation bi-directional power switches including insulated gate bipolar transistor (“BD-IGBT”) components that we believe will further improve our advantages in efficiency, weight and cost across our entire range of products. As discussed below, the development of the BD-IGBT is partially being funded by the U.S. Department of Energy’s $2.5 million ARPA-E grant. Among other efforts in this area we are filing patents on core technology, semiconductor processing techniques and applications for these new power switch components. If we are able to successfully commercialize the new power switch component technology, we believe that it will extend our product performance advantages in efficiency, power density, reliability, and cost in our initial emerging market applications, as well as accelerate our ability to deliver disruptive solutions in large mature markets.

Plan of Operation

We have completed development of our initial two products, a 30kW PV inverter and 30kW battery converter using the same universal power converter hardware design with different embedded software. Our 30kW battery converter is being ordered and deployed by market-leading customers at increasing volumes, and we expect to recognize increased revenues in the coming quarters as we ship this product in response to these higher volume orders.

With the introduction of our 30kW hybrid converter, 125kW battery converter and 125kW hybrid converter, the Company offers a family of compatible products for broad and rapidly growing market. Our products are well suited for energy storage systems and for microgrid applications integrating our hybrid converters with batteries, photovoltaics, diesel, wind and other types of distributed generation in a flexible modular approach. By using multiple 125kW converters in parallel our customers can cost effectively deploy systems to the megawatt scale.

We are further developing our technology to allow us to launch additional products and enter other large vertical markets. Our goal is to establish PPSA as the leading technology for electronic power converters for several large markets through both product sales and licensing in selected geographies or markets. Our objective is to continue to commercialize our technology through the development of a variety of products, and to eventually license the manufacture of these products to original equipment manufacturers (“OEMs”) and, in certain markets, directly to large customers. We sell our battery converters to system integrators such as Sharp Electronics, Green Charge Networks and Coda Energy. The system integrators combine our battery converter, third party batteries and control algorithms to provide a differentiated BESS offering to their end customers.

We expect to continue to use the net proceeds received from the initial public offering of our common stock for new product research, new product and existing product development, the commercialization of our products, protection of our intellectual property, purchases of property and equipment and for working capital and other general corporate purposes. The net cash proceeds from the initial public offering of our common stock totaled approximately $15 million. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We anticipate increasing the number of employees of the Company by approximately 10 – 20 employees by the end of December 2015. However, this increase is highly dependent on the nature of our development efforts. We anticipate adding employees in the areas of research and development and product engineering and, to a lesser extent, sales and marketing and general and administrative functions as required to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property. We also expect capital expenditures for the purchase of testing and other lab equipment and leasehold improvements.

The amounts that we actually spend for any specific purpose may vary significantly and will depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, development and research, market conditions and changes in or revisions to our marketing strategies. In addition, although we do not have any plans for acquisitions at this time, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses.

We received an award of $2.5 million from ARPA-E. Through September 30, 2014, we have recognized revenue of approximately $2,371,000, leaving $129,000 of the award value remaining to be recognized under this grant. This award is being used to develop and commercialize our BD-IGBT power switches and other related power semi-conductor technology. While we currently successfully use commodity silicon IGBT and diode components in our products, we are developing BD-IGBT components that we believe could significantly improve the efficiency, weight and manufacturing costs of our products. Originally, research universities were working under our direction, and now commercial vendors are doing so and are receiving the majority of the ARPA-E program funding. We have been running simulations on the BD-IGBT power switches and have begun initial runs of prototype switches at our semiconductor fabrication partner.

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. A more complete description of our significant accounting policies is provided in Note 2 to our financial statements.

Revenue Recognition.  Revenue from product sales is recognized when the risks of loss and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by SAB 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”. The Company generally sells its products FOB shipping and recognize revenue when products are shipped. Revenue from service contracts is recognized using the completed-performance or proportional-performance method depending on the terms of the service agreement. When there are acceptance provisions based on customer-specified subjective criteria, the completed-performance method is used. For contracts where the services performed in the last series of acts is very significant, in relation to the entire contract, performance is not deemed to have occurred until the final act is completed. Once customer acceptance has been received, or the last significant act is performed, revenue is recognized. The Company uses the proportional-performance method when a service contract specifies a number of acts to be performed and the Company has the ability to determine the pattern and value in which service is provided to the customer.

The Company was awarded a grant from ARPA-E on January 30, 2012. The purpose of the grant is to perform research and development on components that may improve the efficiency of the Company’s technology. ARPA-E’s share of the research and development project is $2.5 million out of a total approximate $3.3 million to $3.8 million estimated cost of the project. We currently expect to exceed the originally estimated cost of the project of $2.8 million by approximately $0.5 to $1.0 million. The incremental cost will be fully funded by the Company. The Company works with ARPA-E’s program manager to agree upon the specifications and work plans for the grant. The Company then directs all the work to be performed by ARPA-E approved subcontractors, which historically have been universities but are now commercial subcontractors. Upon completion of the work, the Company submits to ARPA-E for payment of 90% of the costs incurred by the Company. Historically, this has been done on a quarterly basis, but it may be as frequently as monthly. The Company bears responsibility for the remaining 10% of the total costs incurred by the Company under the agreed work plans, which amount is included (less any costs that the applicable subcontractor has agreed to share) in our cost of revenues. The Company is also responsible for any costs incurred under the program in excess of the program amount. Any such costs would be recorded in research and development costs rather than cost of revenues. All invoices are supported with copies of expenses and invoices that the Company has received from ARPA-E approved subcontractors. Notwithstanding the foregoing, the Company is the primary obligor of all the costs incurred under the work plans for the grant, except for any costs that the applicable subcontractor has agreed to share. The agreement with ARPA-E establishes “Go/No Go” milestones and deliverables. For each “Go/No Go” milestone and deliverable, the ARPA-E program director must review the Company’s work under the previously agreed work plan, confirm in writing that the Company has achieved the “Go/No Go” milestone and deliverable, and authorize the Company to commence work on the next milestone and deliverable under a corresponding next work plan. If the project were to stop due to an ARPA-E determination that a milestone or deliverable had not been met, then the Company would not submit to ARPA-E for payment any further invoices (except for costs incurred under the previously agreed work plan).

Revenues from government grants are recognized in accordance with the provisions of SAB No. 104 in the period during which the related costs are incurred, provided that the Company has incurred the costs in accordance with the specifications and work plans for the applicable grant. Expenses included in cost of revenues are directly related to research and development activities performed by our subcontractors in order to fulfill the specifications and work plans for the applicable grant. There are no contingencies or ongoing obligations of the Company related to these grant arrangements, other than the obligation of the Company to submit invoices to the applicable government entity for costs incurred by the Company under the agreed work plans for the applicable grant. Under no circumstances is the Company required to repay monies that it receives under any of its government grants, provided that the Company receives no more than the government’s agreed share of the total cost of the project and, with respect to the ARPA-E grant, provided that the Company meets its obligation to cover its share of costs as described above. Costs incurred related to the grants are recorded as grant research and development costs.

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

Results of Operations

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013

Revenues.   Revenues for the three months ended September 30, 2014 of $438,029 were $170,138, or 28%, lower than the $608,167 we earned in revenues for the three months ended September 30, 2013. The decrease in revenue was due to a $221,643 decrease in grant revenues and a $25,000 decrease in royalty revenue partially offset by a $76,505 increase in the sale of products. In future periods, we expect reductions in grant revenues, if any, to be more than offset by increased product revenues attributable to sales of our 30kW products and the introduction of new products.

Total grant revenues for the three months ended September 30, 2014 were $149,029, as compared to grant revenues for the three months ended September 30, 2013 of $370,672. Total grant revenues in the three months ended September 30, 2014 and 2013 related to the ARPA-E grant. The decrease in total grant revenues related to the timing of spending under the ARPA-E program. In the three months ended September 30, 2013, royalty revenue was $25,000 from Lockheed Martin Corporation (“LMC”) for its exclusive right to use our initial patents for government applications. LMC notified the Company in February 2014 that it would not pay the annual royalty for 2014 and thus no longer has an exclusive right for government applications. In the three months ended September 30, 2014, revenue from the sale of products was $289,000, relating to commercial orders for our battery converters. In the three months ended September 30, 2013, revenue from products was $212,495, relating to orders for our battery converters, primarily for testing and integration into in-development customer systems, and PV inverters.

Cost of Revenues.   Primarily as a result of the decrease in grant research and development costs, which was only partially offset by the increase in cost of revenues from the sale of products, cost of revenues decreased for the three months ended September 30, 2014, to $559,253 from $619,852 for the three months ended September 30, 2013, which is a decrease of $60,599, or approximately 10%.

The decrease in grant research and development costs arose from a decrease in grant revenue under our ARPA-E grant. During the three months ended September 30, 2014 and 2013, we recognized $149,029 and $370,672, respectively, in grant revenue and $165,588 and $383,347, respectively, in grant research and development costs. We have a cost-sharing arrangement with ARPA-E whereby we contribute ten percent of the total costs of the project (less any costs that our subcontractors have agreed to share), which results in our costs exceeding our revenue for that grant.

In the three months ended September 30, 2014 and 2013, cost of revenues from the sale of products was $393,665 and $236,505, respectively, an increase of $157,160 due to higher third party certification and bankability testing costs of $72,161, higher product cost of $49,148 on higher volumes, and higher compensation cost of $36,475 for engineering personnel as we added resources to support our existing products.

Gross Loss.   Gross loss for the three months ended September 30, 2014 was $121,224, an increase of $109,539 from the gross loss for the three months ended September 30, 2013 of $11,685. The increase in our gross loss was due to higher third-party certification and bankability testing costs, higher compensation cost, and a $25,000 reduction in royalty revenues from LMC. The higher costs were only partially offset by higher margins on our battery converter sales in the three months ended September 30, 2014 as compared to the margins on our battery converter and PV inverter sales in the three months ended September 30, 2013.

General and Administrative Expenses.   General and administrative expenses increased by $287,388, or 60%, to $762,741 in the three months ended September 30, 2014 from $475,353 in the three months ended September 30, 2013. The increase was due primarily to higher personnel costs of $104,441, professional fees of $90,827, of which $83,963 was paid in stock and warrants, D&O insurance of $46,534 and board fees of $37,500, as our Board elected to forego cash board fees prior to our initial public offering.

Research and Development Expenses.   Research and development expenses increased by $402,625, or 154%, to $663,678 in the three months ended September 30, 2014 from $261,053 in the three months ended September 30, 2013. The increase was due primarily to higher personnel costs of $180,348 and contract labor of $150,493 with the remaining increase due to higher material costs, facilities costs, stock compensation expense, and other costs. We expect further increases in our research and development expenses as we continue to invest in new product development, primarily by hiring additional engineering talent and leadership.

Sales and Marketing Expenses.   Sales and marketing expenses increased by $215,084, or 225%, to $310,818 in the three months ended September 30, 2014 from $95,734 in the three months ended September 30, 2013. The increase was due primarily to higher personnel costs of $119,491, stock compensation expense of $37,601, trade show and other marketing costs of $15,830, travel costs of $15,014, and legal fees of $14,519. As the market for our products matures and our new products are developed and commercialized, we expect further increases in our sales and marketing expenses, although the rate of such increases will decline.

Loss from Operations.   Due to the increase in our operating expenses and our gross loss, our loss from operations for the three months ended September 30, 2014 was $1,858,461 or 120% higher than the $843,825 loss from operations for the three months ended September 30, 2013.

Interest (Income) Expense.   Interest (income) expense decreased from interest expense of $1,320,943 for the three months ended September 30, 2013 to interest income of $(6,617) for the three months ended September 30, 2014, a decrease of $1,327,560. For the three months ended September 30, 2014, interest income related to interest earned on our money market account. For the three months ended September 30, 2013, interest expense related primarily to the amortization of debt discount on convertible notes. The convertible notes were converted to common stock upon the closing of our initial public offering on November 27, 2013.

Net Loss.   As a result of the decrease in interest expense, partially offset by a higher loss from operations, our net loss for the three months ended September 30, 2014, was $1,851,844 as compared to a net loss of $2,164,768 for the three months ended September 30, 2013, an improvement of $312,924.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

Revenues.   Revenues for the nine months ended September 30, 2014 of $1,289,650 were $348,936, or 21%, lower than the $1,638,586 we earned in revenues for the nine months ended September 30, 2013. The decrease in revenue was due to a $719,071 decrease in grant revenues and a $75,000 decrease in royalty revenue partially offset by a $445,135 increase in the sale of products.

Total grant revenues for the nine months ended September 30, 2014 were $448,050, as compared to grant revenues for the nine months ended September 30, 2013 of $1,167,121. Total grant revenues in the nine months ended September 30, 2014 related to the ARPA-E grant. Total grant revenues in the nine months ended September 30, 2013 related to the ARPA-E grant and a SBIR grant. The decrease in total grant revenues related to the timing of spending under the ARPA-E program and the completion of the SBIR program in 2013. In the nine months ended September 30, 2013, royalty revenue was $75,000 from LMC for its exclusive right to use our initial patents for government applications. LMC notified the Company in February 2014 that it would not pay the annual royalty for 2014 and thus no longer has an exclusive right for government applications. In the nine months ended September 30, 2014, revenue from the sale of products was $841,600, relating to commercial orders for our battery converters. In the nine months ended September 30, 2013, revenue from products was $396,465, relating primarily to PV inverters.

Cost of Revenues.   Primarily as a result of the decrease in grant research and development costs, which was only partially offset by the increase in cost of revenues from the sale of products, cost of revenues decreased for the nine months ended September 30, 2014, to $1,576,676 from $1,739,630 for the nine months ended September 30, 2013, which is a decrease of $162,954, or approximately 9%.

The decrease in grant research and development costs arose from a decrease in grant revenue under our ARPA-E grant, as well as the completion of the SBIR grant program in 2013. During the nine months ended September 30, 2014 and 2013, we recognized $448,050 and $1,167,121, respectively, in grant revenue and $497,833 and $1,200,288, respectively, in grant research and development costs. We have a cost-sharing arrangement with ARPA-E whereby we contribute 10% of the total costs of the project (less any costs that our subcontractors have agreed to share), which results in our costs exceeding our revenue for that grant.

In the nine months ended September 30, 2014 and 2013, cost of revenues from the sale of products was $1,078,843 and $539,342, respectively.

Gross Loss.   Gross loss for the nine months ended September 30, 2014 was $287,026, an increase of $185,982 from the gross loss for the nine months ended September 30, 2013 of $101,044. The increase in our gross loss was due to higher third-party certification and bankability testing costs of $128,484, higher compensation cost of $119,122 for engineering personnel as we added resources to support our existing products, and a $75,000 reduction in royalty revenues from LMC. The higher costs were partially offset by higher volumes and margins on our battery converter sales in the nine months ended September 30, 2014 as compared to the lower volumes and margins on our PV inverter sales in the nine months ended September 30, 2013.

General and Administrative Expenses.   General and administrative expenses increased by $971,803, or 77%, to $2,225,996 in the nine months ended September 30, 2014 from $1,254,193 in the nine months ended September 30, 2013. The increase was due primarily to higher professional fees of $366,959, including higher investor relations, consulting, legal and patent, and placement fees, personnel costs of $240,168, D&O insurance of $139,636, stock compensation expense of $120,012 and board fees of $112,500, as our Board elected to forego cash board fees prior to our initial public offering.

Research and Development Expenses.   Research and development expenses increased by $743,101, or 90%, to $1,568,711 in the nine months ended September 30, 2014 from $825,610 in the nine months ended September 30, 2013. The increase was due primarily to higher personnel costs of $418,022, contract labor of $259,089 and stock compensation expense of $66,847.

Sales and Marketing Expenses.   Sales and marketing expenses increased by $532,485, or 173%, to $840,565 in the nine months ended September 30, 2014 from $308,080 in the nine months ended September 30, 2013. The increase was due primarily to higher personnel costs of $316,436, stock compensation expense of $116,574, legal fees of $33,889 and travel costs of $28,925.

Loss from Operations.   Due to the increase in our operating expenses and our gross loss, our loss from operations for the nine months ended September 30, 2014 was $4,922,298 or 98% higher than the $2,488,927 loss from operations for the nine months ended September 30, 2013.

Interest (Income) Expense.   Interest (income) expense decreased from interest expense of $3,487,802 for the nine months ended September 30, 2013 to interest income of $(22,148) for the nine months ended September 30, 2014, a decrease of $3,509,950. For the nine months ended September 30, 2014, interest income related to interest earned on our money market account. For the nine months ended September 30, 2013, interest expense related primarily to the amortization of debt discount on convertible notes. The convertible notes were converted to common stock upon the closing of our initial public offering on November 27, 2013.

Net Loss.   As a result of the decrease in interest expense, partially offset by a higher loss from operations, our net loss for the nine months ended September 30, 2014, was $4,900,150 as compared to a net loss of $5,976,729 for the nine months ended September 30, 2013, an improvement of $1,076,579.

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

As of September 30, 2014, we had cash and cash equivalents of $9,730,268. Our net working capital at September 30, 2014 was $9,409,416.

Operating activities in the nine months ended September 30, 2014 resulted in cash outflows of $3,819,732, which were due to the net loss for the period of $4,900,150 partially offset by non-cash items of $792,186 and positive working capital changes of $288,232. Operating activities in the nine months ended September 30, 2013 resulted in cash outflows of $2,133,106, which were due to the net loss for the period of $5,976,729 and negative working capital changes of $79,041, partially offset by amortization of debt discount of $3,348,284 and other non-cash items of $574,380.

Investing activities in the nine months ended September 30, 2014 and 2013 resulted in cash outflows of $592,084 and $171,667, respectively, for development of patents and acquisition of fixed assets.

Financing activities in the nine months ended September 30, 2014 resulted in a cash inflow of $4,987. Financing activities in the nine months ended September 30, 2013 resulted in a cash inflow of $611,256 for borrowings on notes payable.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of September 30, 2014, our disclosure controls and procedures are effective.

There have been no other material changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Through September 30, 2014, we used approximately $5.4 million of the net cash proceeds from the offering. These funds were used as follows: $399,000 for protection of our intellectual property, $286,000 for purchase of equipment and software and the remainder for our operations, including research and development and general and working capital purposes. None of the proceeds were used for construction of plant, building and facilities, the purchase of real estate or the acquisition of any business.

On July 8, 2014, the Company issued 2,946 shares of common stock to a warrant holder in connection with the exercise of a warrant. The per share exercise price was $3.47626 and the warrant was exercised on a cashless basis. The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock inasmuch as the warrant holder was an accredited investor and there was no form of general solicitation or general advertising relating to the offer.

On September 29, 2014, the Company issued 6,378 shares of its common stock to a consultant. The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock inasmuch as the warrant holder was an accredited investor and there was no form of general solicitation or general advertising relating to the offer.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of Ideal Power Inc., as amended on November 21, 2013 (1)

3.2	Bylaws of Ideal Power Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

101.INS	XBRL Instant Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

10.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Dated November 13, 2014	IDEAL POWER INC.
(Registrant)

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer

