Form 10-K
period 2014-12-31
Ideal Power Inc.
filed 2015-03-25
CIK 1507957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $42,387,538.

As of March 23, 2015 the issuer has 7,066,137 shares of common stock, par value $0.001, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

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

Our Company

Ideal Power was formed in Texas on May 17, 2007 and converted to a Delaware corporation on July 15, 2013. Ideal Power has developed an electronic power conversion technology called Power Packet Switching Architecture (“PPSA”). PPSA is a power conversion technology that improves upon existing power conversion technologies in key product metrics, such as size, weight, cost, and efficiency. PPSA utilizes standardized hardware with application specific embedded software. Ideal Power has been granted 19 United States, one European, one Chinese and two other foreign patents on PPSA and its applications, and continues to build its intellectual property portfolio around this core technology.

Electronic power conversion systems change electrical energy between direct current (“DC”) and alternating current (“AC”) to enable generation, distribution, consumption and storage of electricity. Additional features of electronic power conversion systems include current, voltage and frequency management, and balancing system resources to optimize generation and load profiles of the customer.

Evolving sources and uses of energy are driving the need for a new energy infrastructure and supporting technologies. In particular, the deployment of unpredictable sources of renewable energy such as wind and solar is driving a need for technological advancement to mitigate this variability. Placement of PV solar at the customer site, high current demands for electric vehicle (“EV”) charging, and renewable energy intermittency are driving demand for systems to counteract these emerging technologies and keep the electrical system in balance. Energy storage systems have recently evolved as a new resource in the toolkit to better manage sources and uses of energy whether at the utility substation or in the electrical room of a small business. Distributed power conversion systems are an integral element of this new infrastructure as they are the device that enables local power management and control. Power conversion systems managing distributed grid energy storage can improve the resiliency of the power grid and also create islanded micro-grids to bring power to a home or building when the grid fails. In short, today’s modern power conversion systems are a key component for managing power and ensuring continuity from generation through distribution and ultimately consumption.

Connecting power sources and uses together on the power grid requires keeping them electrically isolated to prevent power from flowing in the wrong direction and damaging components of the power system or creating potential safety hazards. Traditionally, power conversion systems use a transformer to isolate components. Transformer-based power conversion systems rely on one hundred year-old technology, which is big, heavy and expensive due to the large quantity of copper and magnetic material required. Thus, power conversion systems with transformers are costly to manufacture, ship and install, require a lot of space and generate a lot of heat due to their inefficient operation.

Ideal Power’s PPSA is the only transformerless power conversion system on the market that provides the necessary electrical isolation required to connect electrical devices together on the grid. Electrical isolation is at the core of Ideal Power’s PPSA technology. As a result, Ideal Power’s PPSA power conversion systems are lighter, smaller and more efficient than transformer-based power conversion systems. Consequently, PPSA has the potential to impact several fast-growing electric power conversion markets.

Ideal Power has developed and commercialized power conversion systems that take advantage of the inherent benefits of its PPSA technology and sells these systems in markets where the value of this technology is the greatest. The primary markets for Ideal Power’s technology today are commercial and industrial sites where there is a need for power conversion systems driven by one of several value streams. These value streams include managing consumption to reduce peak power demands, integrating new sources of generation such as distributed photovoltaic power, and adding new resources such as EV chargers to the facility. Ideal Power’s products provide advantages to the commercial or industrial customer over traditional power conversion systems due to their reduced weight, compact size, quiet operation, high efficiency and reliability, and advanced programmability features enabling the Company to optimize the system to specific customer needs.

Our Technology

PPSA technology uses in-direct power flow where power flows through input switches and is temporarily stored in a proprietary AC link inductor. Fast switching algorithms, which enable the transfer of quantum packets of power, are at the heart of Ideal Power’s PPSA technology. As the AC link becomes charged, it disconnects from its input switches and reconnects to its output switches, providing true isolation without the need for a transformer.

Figure 1: Schematic of PPSA Process

Patented Power Packet Switching Architecture™ (PPSA)

- 100% indirect power flow; All power temporarily stored in AC link
- Eliminates ~90% of passive components (transformer, inductors, capacitors)

DC or AC
Power Switches
AC Link Gateway
Power Switches
DC or AC

Conventional Power Inverter

- Power flows continuously from input to output
- High number of passive components increase costs and lower efficiency

DC
Bulk Capacitors
Power Switches
PWM Filter
Isolation Transformer
AC

Traditional power conversion system technology uses continuous power flow that relies on several magnetic components and bulk capacitors that are heavy and expensive, have custom hardware for fixed functions that are inflexible and costly, and have high electrical and thermal stresses that drive component failures and losses. Ideal Power’s PPSA technology eliminates the majority of the passive components of traditional power conversion systems including transformers, inductors and bulk capacitors. PPSA technology provides isolated power conversion in a single compact device, which provides clear advantages over traditional technologies. Among them are:

•	Size and Weight: PPSA architecture reduces size and weight by eliminating passive components such as transformers, inductors and bulk capacitors. Our 30kW power conversion system weighs 97 pounds. By contrast, similar transformer-based 30kW power conversion systems weigh over 600 pounds.
•	Efficiency: Efficiency is the measure of power out of the power conversion system as a percentage of the power into the system. Thus, high efficiency systems use less power in the conversion process and supply more power for use. In the California Energy Commission (“CEC”) weighted efficiency test, our 30kW power conversion system scored 96.5%. PPSA efficiency improvement can be even more significant when operating the system at relatively low rated power, which is more common in battery systems.

Figure 2: PPSA Size, Weight and Efficiency Comparison

•	Cost: Reduced weight results in lower material and manufacturing, transportation and installation costs.
•	Safety: Since PPSA provides isolation, it allows the systems in which it is used to be grounded. Non-grounded systems require additional safeguards to pass U.S. safety regulations, which increase system cost and reduce efficiency.
•	Scalability/Flexibility: PPSA technology uses standardized hardware with application specific software, thus providing more scalability that enables rapid development cycles for new products and new applications. PPSA’s flexibility enables uses from small commercial-scale (below 10kW) to utility-scale (over 1MW).
•	Reliability: PPSA technology enables a simplified product that eliminates several common failure modes. These design features are likely to increase overall system reliability.

Ideal Power is developing a next generation bi-directional insulated gate bipolar transistors (“BD-IGBT”) with funds from a $2.5 million ARPA-E grant from the U.S. Department of Energy as well as Company research and development spending. For a discussion of the economic terms and conditions of the ARPA-E grant, please see the discussion in the section of this report titled “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies — Revenue Recognition”. If successful in its development, Ideal Power believes these BD-IGBTs will further improve the competitive advantages of its core technology.

Business Strategy

The Company’s business strategy is to promote and expand the uses of its PPSA technology initially through product development and product sales, followed by licensing product designs to other OEMs all while continuing to innovate and expand the company’s intellectual property portfolio in the power conversion space. To bring its products to market, the Company will seek out best-in-class partners who will build Ideal Power’s innovative products into higher value products resulting in multiple strategic sales channels with Ideal Power’s core PPSA technology as a key aspect of a system.

Products:  The Company has developed products commercializing its PPSA technology and makes these products available for sale both directly to customers and through a distributor in the United States. The Company is currently selling six power conversion products utilizing its patented PPSA technology. These products are described as follows:

•	A 30kW PV Inverter, which is available in the United States as a UL 1741 Certified product for commercial and industrial PV installations. This product was Ideal Power’s first product and was an important building block in validating the Company’s technology and provided valuable operating experience in conditions outside of the laboratory. This product shares the same hardware as the Company’s 30kW battery converter but uses embedded software specific to a PV application. While it is still available for sale it is not actively marketed and the company expects it to have little to no revenue going forward as the Company’s product focus has shifted to higher-value bi-directional applications.
•	A 30kW Battery Converter for the growing commercial and industrial grid-tied distributed energy storage market. Ideal Power’s second product, the 30kW battery converter received UL1741 certification, required for connection to the power grid in the United States, in January 2013. The 30kW bi-directional battery converter uses the same hardware design as the 30kW PV Inverter, but with more sophisticated embedded software for bi-directional power conversion and control. This product has significant performance advantages over other solutions in the market for Battery Energy Storage Systems (“BESS”) including its 96.5% CEC-weighted efficiency. Traditional, transformer-based power conversion systems typically have a 92 – 93% CEC-weighted efficiency. Ideal Power’s 4% improvement is effectively an 8% improvement due to the fact that the CEC weighting only counts efficiency in one conversion step but two are required (grid → battery & battery → grid) due to the bi-directional nature of BESS applications. As a result, a BESS using a transformer-based product requires 8% more input electricity and 4% more battery storage capacity to create the same electrical output as a BESS using Ideal Power’s product. Ideal Power’s product is approximately 1/5th the size and weight of transformer-based products, reducing the costs of materials, manufacturing, shipping, installation and maintenance. Ideal Power’s 30kW Battery Converter also has a significantly lower acoustic noise profile, which allows for installation in buildings without the need for acoustic isolation or insulation. This product is selling in volume today and it represented the majority of 2014 product revenue.
•	A 30kW grid-resilient AC-DC-DC multi-port power conversion system, formerly known as a “hybrid” power conversion system, which has two DC ports enabling both PV and a DC battery system to be installed with one simple connection. This product was introduced in summer 2014 and is capable of operating in both 50Hz and 60Hz environments making it Ideal Power’s first “world-product”. This product also has the ability to form and manage a “micro-grid”, effectively using energy storage with distributed generation resources to make its own power grid to support critical loads or simply allow a building to disconnect from the utility power grid. This product is used in both off-grid and grid-tied applications and received the “Electrical Energy Storage Award” for product innovation at InterSolar, Germany, the world’s largest solar exhibition. For grid-tied applications, this product is expected to receive its UL 1741 certification in Spring 2015.
•	A 125kW grid-resilient AC-DC power conversion system, which was introduced in October 2014, for higher power applications. This 125kW system has over four times the power of the 30kW product, is also a “world-product”, and also has the ability to form and manage a micro-grid. First articles of this new product will be delivered to customers in Spring 2015. This product is primarily for use in grid-tied applications and as such it is expected to receive its UL 1741 certification in late Summer 2015 and begin shipping in volume shortly thereafter.
•	A 125kW grid-resilient AC-DC-DC multi-port power conversion system, which was also introduced in October 2014, for higher power applications with multi-port capabilities. This 125kW system has over four times the power of the 30kW multi-port product, is also a “world-product,” and also has the ability to form and manage a micro-grid. First articles of this new product will be delivered to early customers in Spring 2015. This product is mostly for off-grid and micro-grid management applications and as such is not currently planned to receive a UL 1741 certification in 2015.
•	A new 30kW grid-resilient AC-DC power conversion system, which was introduced in February 2015 as the next generation of Ideal Power’s 30kW batter converter. This new product has all of the design features of Ideal Power’s new “world-products” including the ability to form and manage a microgrid as is targeted for those customers who want Ideal Power’s best-selling 30kW battery converter but need to use the product overseas or need the ability to form a micro-grid. This new product is not a replacement for the 30kW battery converter but rather it is a complimentary product with additional features that will open up new markets for Ideal Power.

Figure 3: Ideal Power Product Family

Ideal Power Product Family

	PV Inverter	Battery Converter	Grid-Resilient PCS	Grid-Resilient Multi-Port PCS
30kW				
125kW

Licensing:  As its products establish a foothold in key power conversion markets, the Company may begin to focus on licensing its proprietary PPSA-based product designs to OEMs to reach more markets and customers. The Company may seek to build a portfolio of relationships that generate license fees and royalties from OEMs for sales of their products which integrate PPSA technology. The basis for this approach is the belief that OEMs may achieve higher product margins and gain more market share by providing PPSA-based products to their customers, which are differentiated from the balance of the product offerings from the industry. Ideal Power will first target OEMs in the power conversion space that serve markets and geographies that would be difficult or costly for Ideal Power to pursue directly and which make complementary products but do not compete with the Company in its core markets or core product offerings. The Company believes such strategic relationships with key OEM licensees would enable it to reap the benefits of its PPSA technology and gain market share more quickly than by strictly manufacturing and distributing its own products.

Future Innovations:  Ideal Power continues to focus its long-term development efforts on next-generation power switches, including the Bi-Directional Insulated Gate Bipolar Transistors (“BD-IGBT”). Standard, single-direction IGBTs are widely used in power conversion systems today. In conventional power conversion systems, IGBT’s are used as power switches to conduct and block current in a single direction. Thanks to its unique, patented PPSA architecture, Ideal Power has successfully deployed these standard single-direction IGBTs in its PPSA systems and enabled bi-directional power flow with industry-leading efficiency.

Ideal Power’s technology can possibly be even more efficient. With new, bi-directional power switches conducting and blocking current in both directions, Ideal Power may be able to replace two traditional IGBT’s and two diodes with one new BD-IGBT in its systems, possibly enabling even higher efficiency and potentially further reducing material costs which may further enhance the market competitiveness of Ideal Power’s products and core PPSA technology.

Figure 4: Potential Benefits of BD-IGBT Power Switch Components

Our BD-IGBT development effort is being partially funded by the U.S. Department of Energy’s $2.5 million ARPA-E grant. The grant funds were fully utilized as of December 31, 2014 and the Company is self-funding current development efforts.

The Company believes that the commercialization of these next generation power switches may further improve the Company’s advantages in efficiency, weight and cost across its entire range of products. Among other efforts in this area, Ideal Power is actively filing patents on this core technology, the semiconductor processing techniques involved, and the variety of applications for these new power switches. If the Company is successful in its efforts to commercialize these new power switches, it will extend the Company’s product performance advantages in efficiency, power density, reliability, and cost in its current market applications, as well as accelerate its ability to deliver disruptive solutions in larger mature markets.

Intellectual Property:  As a company focused on the development and commercialization of technology, we expect that our most valuable asset will be our intellectual property. This includes U.S. and foreign patents, patent applications, common-law trademarks, trade secrets and know-how. We are pursuing an aggressive intellectual property strategy.

We have 19 issued U.S. patents and 4 issued foreign patents. We have filed numerous additional pending U.S., foreign and international patent applications. The pending foreign and international patent applications, barring unforeseen problems, are expected to provide patent protection in additional countries including the European Union, China, India, Korea, Malaysia, the Philippines, Singapore and Brazil. We expect to file a significant number of additional patent applications for both our core power conversion technology and other technological developments that broaden the scope of our technology platform. The issue date and expiration date of our issued U.S. and foreign patents is included in the table below:

Title	Number	Issued	Expires (Estimate)
Universal Power Converter	7,599,196	6-Oct-09	6-Oct-2028
Universal Power Converter Methods	7,778,045	17-Aug-10	5-Jun-2029
Power Conversion with Added Pseudo-Phase	8,295,069	23-Oct-12	17-Aug-2030
Converter For Enhanced Efficiency Power Conversion	8,300,426	30-Oct-12	30-Mar-2028
Universal Power Converter with Bidirectional Switching Devices	8,345,452	1-Jan-13	6-Jun-2027
Power Transfer Devices, Methods, and Systems with Crowbar Switch Shunting Energy-Transfer Reactance	8,391,033	5-Mar-13	29-Jun-2030
Buck-Boost Power Converter Circuits, Methods and Systems	8,395,910	12-Mar-13	6-Jun-2027
Universal Power Converter with Two Input Drive Operations During Each Half-Cycle	8,400,800	19-Mar-13	6-Jun-2027

Title	Number	Issued	Expires (Estimate)
Power Conversion with Added Pseudo-Phase	8,406,025	26-Mar-13	17-Aug-2030
Power Transfer Devices, Methods, and Systems with Crowbar Switch Shunting Energy-Transfer Reactance	8,432,711	30-Apr-13	29-Jun-2030
Power Transfer Devices, Methods, and Systems with Crowbar Switch Shunting Energy-Transfer Reactance	8,441,819	14-May-13	29-Jun-2030
PV Array Systems, Methods, and Devices with Improved Diagnostics and Monitoring	8,446,042	21-May-13	30-Nov-2031
PV Array Systems, Methods, and Devices with Improved Diagnostics and Monitoring	8,446,043	21-May-13	30-Nov-2031
Power Transfer Devices, Methods, and Systems with Crowbar Switch Shunting Energy-Transfer Reactance	8,446,705	21-May-13	29-Jun-2030
Power Transfer Devices, Methods, and Systems with Crowbar Switch Shunting Energy-Transfer Reactance	8,451,637	28-May-13	29-Jun-2030
Photovoltaic Array Systems, Methods, and Devices with Bidirectional Converter	8,461,718	11-Jun-13	30-Nov-2031
Photovoltaic Array Systems, Methods, and Devices with Bidirectional Converter	8,471,408	25-Jun-13	30-Nov-2031
Power Conversion with Added Pseudo-Phase	8,514,601	20-Aug-13	17-Aug-2030
Power Conversion with Current Sensing Coupled through Saturating Element	8,531,858	10-Sep-13	30-Nov-2031
Universal Power Converter	CN101523710B	5-Mar-14	6-Jun-2027
Photovoltaic Array Systems, Methods, and Devices with Bidirectional Converter	SG190401	28-May-14	30-Nov-2031
Universal Power Converter	EP2025051	31-Dec-14	6-Jun-2027
Power Converter with Added Pseudo-Phase	CA2808490	3-Feb-15	17-Aug-2030

On October 4, 2013 we received a letter from a competitor alleging that the system architecture that appears on our website “appears” to infringe on patents licensed to or held by the competitor. The letter asks that we explain why we believe that our technology does not represent an infringement. We have investigated this claim and we have determined that the allegation is without merit. No resolution regarding this assertion has been reached. In early 2014, we met with the competitor to discuss the issue. No subsequent discussions have been held with, and no further correspondence has been received from, this competitor.

We rely on a combination of patent filings, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with our employees and others, to establish and protect our intellectual property rights. In addition, the software that is shipped with our products is encrypted.

Target Markets

The global power conversion market was approximately $50 Billion in 2014 and is forecast to grow to over $70 Billion by 2020 as shown below in the graphic by Yole Development, a Lyon, France based global research firm specializing in the scientific and power electronics markets.

Figure 5: Inverter Market

Inverters market (M$)
including PV inverter, wind turbine, rail traction, EV/HEV, motor drives & UPS

(Source: Inverter market trends for 2013 – 2020 and major technology changes report, February 2013, Yole Development)

Of this nearly $70 billion of 2020 market potential, the vast majority of the growth will come from three segments of the industry as shown in the below graphic based on data from the same Yole Development study. Ideal Power has products both in production and in development that directly address the highest predicted growth segment (Battery & Microgrid).

Figure 6: Inverter Market Segmentation

Battery and Microgrid Power Conversion Market

Utility power grids are built using Alternating Current (“AC”) generation, transmission, and distribution resources. This method of power transmission and distribution has been proven over time to be reliable and safe. The outlets in a typical home or business are AC but many electrical devices, such as computers, televisions, and other appliances operate on Direct Current (“DC”) power. Batteries and PV solar panels produce DC power as well. In order to operate DC devices on an AC power grid, a power conversion device is necessary.

In the traditional utility model, power is generated from central stations and transmitted over long distance high-voltage transmission lines to substations where the voltage is reduced for distribution to consumers. Utility grids are built to manage the flow of power in one direction, from generation to use, where sophisticated tools have been developed to constantly match the amount of power being generated with the amount being consumed. Utilities ramp power plants up or down to closely match generation with load. The rapid growth in worldwide renewable generation such as wind and solar has added a new level of complexity to the equation. These intermittent resources cannot be dispatched at will or relied upon to meet the peak power demands of the grid. Renewables tend to ramp up and down quickly. A single cloud over a PV farm can cause output to be reduced from full power to nearly nothing in a manner of seconds. These new challenges can make it increasingly difficult for utilities to meet peak power demands. As a result, utilities in certain markets of the United States have begun charging more for peak power to their customers. These are known as “peak demand charges” and offer an incentive for customers to cut peak power usage. This is a trend that is likely to continue in the U.S. and elsewhere as the utility grid enters the information age with smart meters and demand-side management tools available to electricity consumers.

Battery Energy Storage Systems (“BESS”) are blocks of batteries coupled with a power conversion system such as those manufactured by Ideal Power to enable electric power to be captured, stored, and used on electric power grids. These systems can be large, megawatt-scale systems operated by utilities to better manage their system resources, or small, kilowatt-scale systems in homes and businesses designed to enable consumers to manage their power use and mitigate utility imposed demand charges. In certain U.S. markets today, notably California, New York, and Massachusetts, there are strong economic incentives available to commercial and industrial consumers in the form of reduced demand charges for installing a BESS and reducing peak consumption. There is also strong regulatory support for such systems. For example, California has issued a mandate for over 1,000 megawatts of new energy storage to be installed by 2020. Ideal Power’s 30kW and 125kW AC-DC power conversion systems enable these BESS systems to connect to the utility grid and offer these customers substantial cost savings opportunities. This market is still in its infancy, but Ideal Power has established a strong brand and position in this market with the Company’s customers having many systems installed and operating today. This market is forecast to grow 40% annually over the next six years and offers the highest value proposition today for the Company’s power conversion systems.

Distributed PV solar installations are a stable growth business for power conversion systems. The economics of generating PV solar for local consumption remain strong. One shortcoming of these rooftop PV systems is that they require the utility power grid to be connected in order for them to operate. A home or business with PV on the roof will not, in most cases, benefit from the ability to generate power should the utility power grid go down. Ideal Power’s grid-resilient multi-port power conversion systems remove this constraint. When a distributed solar PV system is connected with a BESS to one of Ideal Power’s multi-port power conversion systems, the home or business will benefit from the product’s ability to form and manage a local microgrid powered by the PV system and batteries even when the utility grid is down. This capability is attractive to electricity consumers who need to power critical loads even in a blackout. This capability is not limited to PV systems. Ideal Power products have been proven to connect and manage a diesel generator with batteries to form and operate a microgrid using far less fuel, emitting far fewer pollutants, and providing better power quality than a diesel generator alone.

The Commercial and Industrial Battery Energy Storage System (“BESS”) Market

The commercial and industrial battery energy storage system (“BESS”) market is the primary vertical power conversion market for the company’s 30kW Battery Converter, Grid-Resilient 30kW Power Conversion System, and Grid-Resilient 125kW Power Conversion System. These products are currently being sold to commercial BESS integrators such as industry leaders Sharp Electronics, Green Charge Networks, EOS Energy, and Coda Energy. As these product gain traction in the market with these and other customers, the Company believes that it is well positioned to emerge as the market-leader in power conversion solutions to the commercial and industrial segment of the BESS vertical and will benefit from this market’s rapid growth.

With approximately 10 Megawatts of orders booked in the past two quarters, the Company believes this market is at an inflection point as it matures from pilot installations to higher volume installations driven by the underlying economics of the BESS product to the commercial or industrial customer. The primary value proposition for commercial or industrial BESS is to reduce monthly utility demand charges. For example, the cost of installing commercial BESS in California may be recovered over a period of three to five years when combined with high demand charges and the State’s Self Generation Incentive Program. Increasing demand charges and lower system costs should also make commercial BESS solutions financially attractive to commercial businesses in New York, where systems are already being installed, and in many other states. As the market matures, third-party financing has increasingly become available to reduce upfront capital requirements. For example, one of our customers, Green Charge Networks, received $56 million in private funding that will be primarily devoted to financing its BESS solutions in order to eliminate upfront capital requirements.

The company expects the cost of commercial and industrial BESS systems to continue to decline due primarily to lower battery costs. Many larger BESS installations had traditionally used several of our 30kW battery converters. With direct customer feedback, the Company developed its new 125kW products to help reduce installation and system costs for these larger installations. The company believes the combination of lower BESS costs, third-party financing, continued increases in utility demand charges, and the continued entrance of large, established companies to the BESS space will all contribute to accelerating market growth.

Commercial BESS with PV Systems

Commercial and industrial BESS systems are able to generate value far beyond peak demand reduction. The Company believes it will become increasingly attractive to co-locate BESS systems with distributed PV. IHS, a global research firm with a strong renewable industry focus, forecasts that global installations of grid-tied commercial BESS systems coupled with PV, a subset of the battery and microgrid market, will grow 111% annually from near obscurity in 2014 to over 600 MW of BESS systems by 2018.

111% CAGR 2014-2018
$300M+ for Commercial
Battery Converters in 2018
Installations (MWBAT)
700
600
500
400
300
200
100
0
Other
China
India
Germany
Japan
N. America
2014
2015
2016
2017
2018
IHS: The Role of Energy Storage in the PV Industry – Sept 2014

Grid-Tied Commercial BESS Installations with PV

According to their research, IHS believes that systems will be deployed in two principle configurations. The present configuration is to have separate BESS and PV systems tied together through the AC wiring, which is supported with by all of the Company’s products. A second, emerging configuration will be to place the BESS and the PV system behind a single power conversion system with two DC inputs. This configuration is forecast to improve efficiency, reduce costs, and allow PV harvesting when operating without a power grid present in microgrid mode. Ideal Power’s Grid-Resilient 30kW and 125kW Multi-Port Power Conversion Systems were designed specifically to enable this lower cost and more efficient second configuration.

Also according to IHS, the global PV industry is projected to grow from 45GW of annual installations in 2014 to 71GW in 2018. The growth rate of the industry during the next few years is projected to slow to 11% CAGR from a 21% CAGR between 2012 and 2014. Providing a new generation of solutions with integrated energy storage will enable the PV industry to address new markets with high growth potential. These new PV+BESS markets include providing backup power during blackouts, improving grid stability in high penetration PV areas and reducing diesel fuel consumption in remote off-grid microgrids. In the event of a grid failure, grid-tied PV installations are not capable of operating independently. For example, during Superstorm Sandy many PV system owners were displeased to learn that their grid-tied PV installations. Systems incorporating Ideal Power’s mulit-port power conversion systems along with PV and a BESS will be capable of providing backup power during grid blackouts. The Company expects its multi-port products to be attractive to existing customers as a low-cost system upgrade to improve integration of PV. The Company further expects its products to provide competitive solutions for these market requirements.

Microgrid Applications

PV has one of the lowest levelized costs of energy for new electrical generation capacity and this is expected to remain true in the near term. Over the next decade the greatest demand for new power generation capacity is likely to occur in regions such as Southeast Asia, Africa, the Middle East, and Central and South America. Remote communities and infrastructure in these regions are more likely to depend on expensive diesel generation for their primary fuel supply and may not have a utility power grid to access for high quality, reliable power.

In contrast to grid-tied BESS and PV applications that are likely to be North American installations, the Company believes off-grid BESS and PV opportunities to develop rapidly across Central and South America, Southeast Asia, Africa and the Middle East. IHS recently forecasted the off grid and microgrid BESS installations with PV market to reach 400MW by 2018 with the majority of this growth coming from regions with less developed electricity infrastructure. The Company believes that its Grid-Resilient 30kW and 125kW Multi-Port Power Conversion Systems offer superior solutions for these applications.

88% CAGR 2014-2018
$200M+ for Off grid
Microgrid Converters in 2018
Installations (MW_BAT)
450
400
350
300
250
200
150
100
50
0
ROA
Australia
India
E&ME
Africa
C&S America
N. America
2014
2015
2016
2017
2018
IHS: The Role of Energy Storage in the PV Industry – Sept 2014

Off Grid Commercial BESS Installations with PV

In September 2014, Ideal Power announced a strategic partnership with EnerDel, who is developing a new line of Mobile Hybrid Power Systems (“MHPS”) that integrate Ideal Power’s Grid-Resilient 30kW Multi-Port Power Conversion System, a diesel genset, and their own lithium-ion batteries and proprietary control system. This new MHPS is designed for both remote and grid-tied microgrid applications that depend on diesel generators as the primary power source. According to EnerDel, this MHPS will offer up to a 70% reduction in diesel fuel consumption compared to stand-alone generators, and is being tested by the United States Army Corps of Engineers’ Engineer Research and Development Center. EnerDel expects its MHPS to reduce diesel consumption and operating costs, while offering a suite of benefits to commercial, industrial, utility and government customers alike. The new MHPS will be a family of modular products with both trailer and skid mounting options that EnerDel expects to sell worldwide.

The Company believes that its award-winning multi-port power conversion architecture is a highly attractive solutions for integrating BESS, PV and diesel generators for both grid-tied and off grid markets. Customer and industry forecasts indicate that these markets will grow dramatically in the coming years, and the Company expects to benefit from this growth.

Other Markets

Although our technology may be suitable for VFD and additional vertical markets within the global power conversion market landscape, Ideal Power does not currently offer products for sale directly to the VFD, uninterruptible power supply, rail, wind, or EV traction drive markets. Ideal Power products are suitable for use as PV inverters but this market is saturated with incumbents offering devices that are single-direction and suitable only for this application. As such, while Ideal Power does have a number of PV inverters in field service today, the stand-alone PV inverter market is not a primary growth market for the Company. As discussed above, the Company is instead focused on PV integrated BESS applications for its multi-port products where the fullest potential of its technology can be utilized.

In addition to the markets discussed above, the Company has opportunities for market expansion into fast electric vehicle chargers in certain applications where its products compact size and multi-port capabilities can unlock value for the system integrator particularly in locations where battery storage is coupled with the charging system to eliminate demand charges or expand the charging systems response capabilities. The Company has provided power conversion systems to NRG Energy for a CPUC-approved technology demonstration program to reduce the installation and operational costs of EV DC charging infrastructure. In September 2014, NRG purchased two 30kW battery converters from Ideal Power for installation at a demonstration site at the University of California San Diego.

The Company also sees future potential in the commercial wind turbine market where we announced our first order on September 23, 2014. The customer plans to use Ideal Power products in a new 100kW turbine to serve agricultural load requirements.

Ideal Power plans to continue to monitor all power conversion markets for opportunities to create solutions for customers in which unlock the value of the Company’s patented technology

Development Relationships

PPSA has gained early validation from licensing and development arrangements with organizations in both the private and public sectors.

Department of Energy:   We have been awarded two significant grants from the U.S. Department of Energy. We have received approximately $2.7 million in revenue from these grants and do not expect to receive additional revenue from these grants. These grants provided funding for long-term research and next generation product development. We expect to apply for additional government grants in the future.

We received an award of $2.5 million from ARPA-E. As of December 31, 2014 we recognized revenue of $2.5 million as the award amount has been fully funded. We used this award to develop advanced power switch technology. While we currently successfully use commodity silicon IGBT and diode components in our products, we are developing advanced power switch components that we believe could significantly improve the efficiency, weight, and manufacturing costs of our products. Research universities and commercial vendors worked under our direction and received the majority of the ARPA-E program funding. This funding was sufficient to develop and demonstrate advanced power switches in simulations and start the initial fabrication of the devices. We expect to demonstrate these advanced power switches in prototypes in 2015.

Our second Department of Energy award was a $150,000 Phase I SBIR grant. We used this grant to develop early prototypes of a 3-port hybrid converter which we commercialized as the grid-resilient 30kW multi-port power conversion system in 2014. We completed this project in May 2013 and we do not expect to receive further awards from the Department of Energy for this project.

National Renewable Energy Laboratory:   On May 13, 2013 we announced a Cooperative Research and Development Agreement to use our technology to develop and test next generation electric vehicle DC charging infrastructure solutions. The goal of this effort is to create standard reference designs using our patented technology in the 3-port hybrid converter that can readily be adopted by commercial and municipal EV fleets, military installations, and public infrastructure. These reference designs seek to improve the cost, efficiency and reliability of power conversion between EVs, solar panels, storage batteries and electric grid, as well as provide grid energy storage and emergency backup power capabilities. This project was completed in mid-2014 except for final reporting which is expected to be completed in the near term.

Customers

Although the Company expects to expand its customer base and channels to market in the future, we have historically been reliant on a small number of revenue producing customers. One customer, the Department of Energy, from which the Company received $579,079 in grant revenues in 2014, accounted for 32% of net revenue for the year ended December 31, 2014 while our three largest customers for product sales, from whom we received $789,000 in product revenues in 2014, accounted for 20%, 13% and 11% of net revenues in 2014. One customer, the Department of Energy, from which we received $1,229,036 in net revenues in 2013, accounted for 65% of net revenue for the year ended December 31, 2013. No customers for product sales represented 10% or more of our net revenues in 2013.

Competition

The Company competes against well-established incumbent power conversion technology providers. The Company believes that, for the markets identified, its patented Power Packet Switching Architecture (“PPSA”) technology provides significant competitive advantages compared to incumbent players. However, the Company does not currently enjoy a significant market share in any vertical market segment of the global power conversion industry.

Transformer Based:  Transformer-based power conversion systems are the conservative choice, as they are proven and have been commercially available longer than any other type of power conversion system. They provide isolation, but are big, heavy, and relatively inefficient. There have been improvements in the efficiency of transformer-based power conversion systems over the years, but the Company believes further improvements are limited due to the physical characteristics of transformers themselves. Major suppliers in this market include ABB, Eaton, and Schneider Electric.

Transformerless PV Inverters:   Transformerless photovoltaic (PV) solar inverters are a special class of power conversion system applicable only to PV arrays. They have become a popular choice in the market for distributed PV applications, as they are lighter and more efficient than transformer based inverters. These transformerless inverters are one-way (DC to AC) inverters, and provide no electrical isolation. PV systems are not required to be electrically isolated in most electrical code jurisdictions. These PV inverters have no applicability to markets that require electrical isolation, which includes every application in the electrical power conversion industry in which the Company competes. Key providers of transformerless PV inverters include companies such as SMA and Kaco New Energy.

Research and Development Costs

During the years ended December 31, 2014 and December 31, 2013, we incurred $2,901,890 and $2,643,096, respectively, in research and development costs, of which $643,421 and $1,430,798, respectively, were included in cost of revenues and $2,258,469 and $1,212,298, respectively, were included in operating expenses.

Manufacturing

We currently use subcontractors to assemble and test our product from our designs using primarily commodity materials and components.

Employees

As of February 28, 2015, we had 22 full-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

Industry Certifications

Industry certifications are generally required for our products. The main certification requirement is UL1741, which tests and guarantees grid safety and product safety for distributed generation sources including PV inverters, battery converters, and bi-directional EV chargers. A National Recognized Testing Laboratory (“NRTL”) must complete the certification before our customers may install and use our products in most applications in the United States.

We have worked with Intertek, an NRTL, for these certifications and have completed testing and received authorization to use their ETL mark on our 30kW battery converter and 30kW PV inverters. While we have been able to rapidly and timely complete these certifications, which we believe is indicative of our commitment to the development of our technology, we may not be as successful in completing certification in a timely manner on future products, such as our grid-resilient 30kW and 125kW power conversion systems (“PCS”) and our grid resilient 30kW and 125kW multi-port PCS, which could limit our ability to bring such products to market.

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

Available Information

Our Internet address is www.idealpower.com and our investor relations website is located at ir.idealpower.com. We make available free of charge on our investor relations website under the heading “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. In addition, the public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

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

We were formed in Texas on May 17, 2007 and converted to a Delaware corporation on July 15, 2013. We have a limited operating history that makes it difficult to evaluate our business. Historical sales of our products have been in low volume, and we cannot say with certainty when we will begin to achieve profitability. No assurance can be made that we will ever become profitable.

We have incurred losses in prior periods and expect to incur losses in the future. We may never be profitable.

Since our inception on May 17, 2007 through December 31, 2014, we have sustained $23,652,431 in net losses and we had net losses for the years ended December 31, 2014 and 2013 of $6,900,219 and $9,551,698, respectively. We expect to have operating losses at least until such time as we have developed a substantial and stable revenue base. We cannot assure you that we can develop a substantial and stable revenue base or achieve or sustain profitability on a quarterly or annual basis in the future.

As sales of our products have generated minimal operating revenues, we have relied on borrowings under convertible promissory notes, governmental grants and, recently, proceeds from our initial public offering to continue our operations. If we are unable implement our business plan, generate sustainable revenue and achieve profitable operations with our existing capital we would need to raise funds through equity or debt offerings and there can be no assurance that we will be able to do so.

To date we have had a limited number of customers. We cannot assure you that our customer base will increase.

One customer, the Department of Energy, from which we received $579,079 in grant revenues in 2014, accounted for 32% of net revenue for the year ended December 31, 2014 while our three largest customers for product sales, from whom we received $789,000 in product revenues in 2014, accounted for 20%, 13% and 11% of net revenues in 2014. One customer, the Department of Energy, from which we received $1,229,036 in net revenues in 2013, accounted for 65% of net revenue for the year ended December 31, 2013. No customers for product sales represented 10% or more of our net revenues in 2013. As a significant portion of our 2013 and 2014 net revenue was from a single customer under grant programs that have been fully funded, we cannot assure you that we will have significant grant revenue in the future. Also, as the Company has sold its products to a limited number of customers in 2013 and 2014, we cannot assure you that our customer base will expand or that any decline in net revenue attributable to customer losses will be able to be replaced in a timely manner.

We may not be able to meet our product development and commercialization milestones.

Product development and testing are subject to unanticipated and significant delays, expenses and technical or other problems. We cannot guarantee that we will successfully achieve our milestones within our planned timeframe or ever. Our plans and ability to achieve profitability depend on acceptance of our technology and our products by key market participants, such as customers, vendors and marketing partners, and potential end-users of our products. We continue to educate potential partners about our PPSA technology and current and planned product offerings. More generally, the commercialization of our products may also be adversely affected by many factors not within our control, including:

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

The constantly changing nature of technology in the markets we serve causes equipment manufacturers to continually design new systems. We must work with these manufacturers early in their design cycles to modify our equipment or design new equipment to meet the requirements of their new systems. Manufacturers typically choose one or two vendors to provide the components for use with early system shipments. Selection as one of these vendors is called a design win. It is critical that we achieve these design wins in order to retain existing customers and to obtain new customers.

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

The prototype of any planned products may not provide the results we expect, may prove to be too expensive to produce and market, or may uncover problems of which we are currently not aware, any of which could harm our business and prospects.

We commonly develop prototypes of planned products prior to the full commercialization of these products. As an example, we developed a 3-port hybrid converter, which is an integrated solar PV inverter and battery charger/inverter and which we now refer to as a grid-resilient 30kW multi-port power conversion system, during 2013 and 2014 and shipped a prototype of this product to a customer in July 2014. Although this prototype produced positive results consistent with our expectations, we cannot predict whether prototypes of future products will achieve results consistent with our expectations. A prototype could cost significantly more than expected or the prototype design and construction process could uncover problems that are not consistent with our expectations. Prototypes of emerging products are a material part of our business plan, and if they are not proven to be successful, our business and prospects could be harmed.

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

We entered into a Cooperative Research and Development Agreement (“CRADA”) with NREL in May 2013. The CRADA provides that NREL and the Company will jointly develop and demonstrate a hybrid power converter system which includes bi-directional electric vehicle charging, photovoltaic generation, and stationary battery storage using our 3-port hybrid converter. Together with NREL, we will also jointly investigate synergies in tightly integrating these separate power conversion systems. This project was completed in mid-2014 except for final reporting which is expected to be completed in the near term.

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

There were no inventions under the CRADA.

As we continue to grow and to develop our intellectual property, we could attract threats from patent monetization firms or competitors alleging infringement. We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

As we continue to grow and to develop our intellectual property, we could attract threats from patent monetization firms or competitors alleging infringement of intellectual property rights. For example, on October 4, 2013 we received a letter from a competitor alleging that the system architecture that appears on our website “appears” to infringe on patents licensed to or held by the competitor. We have investigated this claim and we have determined that the allegation is without merit. No resolution regarding this assertion has been reached. In early 2014, we met with the competitor to discuss the issue. No subsequent discussions have been held with, and no further correspondence has been received from this competitor. If we cannot resolve this matter, the cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert management’s attention from our day-to-day operations.

In addition, some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we do not prevail in this type of litigation, we may be required to: pay monetary damages; stop commercial activities relating to our product; obtain one or more licenses in order to secure the rights to continue manufacturing or marketing certain products; or attempt to compete in the market with substantially similar products. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue some of our operations.

We expect to license our technology in the future; however the terms of these agreements may not prove to be advantageous to us. If the license agreements we enter into do not prove to be advantageous to us, our business and results of operations will be adversely affected.

We expect to license the manufacture of our product designs for certain markets as well as license our technology for certain potential applications which we choose not to pursue directly through the sale of products. However, we may not be able to secure license agreements with customers on terms that are advantageous to us. Furthermore, the timing and volume of revenue earned from license agreements will be outside of our control. If the license agreements we enter into do not prove to be advantageous to us, our business and results of operations will be adversely affected.

Until recently, we have not devoted significant resources towards the marketing and sale of our products and we continue to rely on the marketing and sales efforts of third parties whom we do not control.

To date, we have sold low volumes of our battery converter and power conversion system products. We expect that the marketing and sale of these products to end user customers will continue to be conducted primarily by a combination of independent manufacturers’ representatives, third-party strategic partners, distributors, or original equipment manufacturers (“OEMs”). Consequently, commercial success of our products will depend to a great extent on the efforts of others. We intend to enter into strategic marketing and distribution agreements or other collaborative relationships to market and sell our products. However, we have entered into only a limited number of strategic marketing or material distribution agreements at this time. We have recently entered into one distribution agreement with a large electrical equipment distributor and obtained initial orders from this distributor but have not shipped any products through that distributor thus far. We may not be able to identify or establish appropriate relationships in the near term or in the future. We can give no assurance that these distributors or OEMs will focus adequate resources on selling our products or will be successful in selling them. In addition, third-party distributors or OEMs have or may require us to provide volume price discounts and other allowances, customize our products or provide other concessions that could reduce the potential profitability of these relationships. Failure to develop sufficient distribution and marketing relationships in our target markets will adversely affect our commercialization schedule and to the extent we have entered or enter into such relationships, the failure of our distributors and other third parties to assist us with the marketing and distribution of our products, or to meet their monetary obligations to us, may adversely affect our financial condition and results of operations.

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

Our business may be dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our activities.

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

The macro-economic environment in the United States and abroad has adversely affected, and may in the future adversely affect, our ability to raise capital, which may potentially impact our ability to continue our operations.

As a company with limited revenues to date, we may need to rely on raising funds from investors to support our future research and development activities and our operations. Macro-economic conditions in the United States and abroad may result in a tightening of the credit markets and/or less capital available for small public companies, which may make it more difficult to raise capital. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations or even cease operating altogether.

We are subject to credit risks.

Some of our customers may experience financial difficulties and/or may fail to meet their financial obligations to us. As a result, we may incur charges for bad debt provisions related to some trade receivables. In addition, in connection with the growth of the renewable energy market and other markets for our products, we are gaining new customers, some of which have relatively short histories of operations or are newly formed companies. As a result, it is difficult to ascertain financial information in order to appropriately extend credit to these customers. Further, the volatility in the renewable energy market may put additional pressure on our customers’ financial positions, as they may be required to respond to large swings in revenue. The renewable energy industry has also seen an increasing amount of bankruptcies and reorganizations as the availability of financing has diminished.

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

We currently offer and expect to continue to offer a warranty with respect to our products and we expect to offer a warranty with each of our future product applications. Due to our limited long-term history of operating data, our reserve is estimated based on engineering judgment and a third party assessment of our product reliability. If the cost of warranty claims exceeds any reserves we may establish for such claims, our results of operations and financial condition could be adversely affected.

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

We are highly dependent on the services of R. Daniel Brdar and William Alexander, as well as other key members of our executive management team. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.

Our ability to implement our business plan depends, to a critical extent, on the continued efforts and services of R. Daniel Brdar, our Chief Executive Officer and President, William Alexander, our founder and Chief Technology Officer, and other members of our executive management team. If we lose the services of any of these persons during this important time in our development, the loss may result in a delay in the implementation of our business plan and plan of operations. We can give no assurance that we could find satisfactory replacements for these individuals on terms that would not be unduly expensive or burdensome to us. We do not currently carry a key-man life insurance policy that would assist us in recouping our costs in the event of the death or disability of any of these persons.

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

Risks Relating to the Industry

The electric power conversion industry is competitive and has a number of well-financed incumbents. The Company cannot guarantee that it can compete successfully.

Ideal Power competes against providers of power conversion systems that are well established and have substantially greater assets, including manufacturing, marketing, and financial assets. These incumbents also have strong market share and name brand recognition in the industry. Competitors include ABB, Eaton, SMA, and Schneider Electric. Pricing, financing, servicing, as well as the general quality, efficiency and reliability of products, are significant competitive criteria in this industry. The Company’s ability to successfully compete on each of these criteria is material to the acceptance of its products and its future profitability. In addition, the industry may resist new technology and products from suppliers that are not well capitalized with long track records of performance. Our competitors use their balance sheet and brand recognition to their competitive advantage. Should Ideal Power’s products become commercially successful, competitors may seek to drive their own innovation and adopt or copy ideas, designs and features to regain their competitive positions. Competitors may develop or offer technologies and products that may be more effective or popular than the Company’s products and they may be more successful in marketing their products than Ideal Power is in marketing its own products. Additionally, price competition may result in lower than expected margins for our products.

Ideal Power expects to compete on the basis of its products’ lower cost, smaller footprint, higher efficiency, and technological innovation. Unrelated technological advances in alternative energy products or other power conversion technologies may negatively impact the development of the Company’s products or make the Company’s products uncompetitive or obsolete at any time. Ideal Power cannot guaranty that it will be able to compete successfully in the electric power conversion industry.

The reduction or elimination of government subsidies and economic incentives for energy-related technologies could harm our business.

We believe that near-term growth of energy-related technologies, including power conversion technology, relies partly on the availability and size of government and economic incentives and grants (including, but not limited to, the U.S. Investment Tax Credit and various state and local incentive programs). These incentive programs could be challenged by utility companies, or for other reasons found to be unconstitutional, and/or could be reduced or discontinued for other reasons. The reduction, elimination, or expiration of government subsidies and economic incentives could delay the development of our technology and harm our business.

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

New technologies in the alternative energy industry may supplant our current products and technology in this market, which would harm our business and operations.

The alternative energy industry is subject to rapid technological change. Our future success will depend on the cutting edge relevance of our technology, and thereafter on our ability to appropriately respond to changing technologies and changes in function of products and quality. If new technologies supplant our power conversion technology, our business would be adversely affected and we will have to revise our plan of operation.

Businesses, consumers, and utilities might not adopt alternative energy solutions as a means for providing or obtaining their electricity and power needs.

On-site distributed power generation solutions that utilize our products provide an alternative means for obtaining electricity and are relatively new methods of obtaining electrical power. There is a risk that businesses, consumers, and utilities may not adopt these new methods at levels sufficient to grow our business. Traditional electricity distribution is based on the regulated industry model whereby businesses and consumers obtain their electricity from a government regulated utility. For alternative methods of distributed power to succeed, businesses, consumers and utilities must adopt new purchasing practices and must be willing to rely upon less traditional means of providing and purchasing electricity. As larger solar projects come online, utilities are becoming increasingly concerned with grid stability, power management and the predictable loading of such power onto the grid.

We cannot be certain that businesses, consumers, and utilities will choose to utilize on-site distributed power at levels sufficient to sustain our business. The development of a mass market for our products may be impacted by many factors which are out of our control, including:

•	market acceptance of systems that incorporate our products;
•	the cost competitiveness of these systems;
•	regulatory requirements; and
•	the emergence of newer, more competitive technologies and products.

If a mass market fails to develop or develops more slowly than we anticipate, we may be unable to recover the costs we will have incurred to develop these products.

The industries in which we compete are subject to volatile and unpredictable cycles.

As a supplier to the grid energy storage, solar combined with storage, microgrid, EV charging infrastructure, wind, electric motor and related industries, we are subject to business cycles. The timing, length, and volatility of these business cycles can be difficult to predict. These industries historically have been cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, inventory levels relative to demand, and access to affordable capital. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and affect our orders, net sales, operating expenses, and net income. In addition, we may not be able to respond adequately or quickly to the declines in demand by reducing our costs. We may be required to record significant reserves for excess and obsolete inventory as demand for our products changes.

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

The public market for our common stock may be volatile. This may affect the ability of our investors to sell their shares as well as the price at which they sell their shares.

The market price for the shares may be significantly affected by factors such as variations in the volume of trading activity, quarterly and yearly operating results, general trends in the alternative energy industry or other markets we serve, and changes in state or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our common stock.

We have the right to issue shares of preferred stock. If we were to issue preferred stock, it is likely to have rights, preferences and privileges that may adversely affect the common stock.

We are authorized to issue 10,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. No shares of preferred stock are presently issued and outstanding and we have no plans to issue shares of preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could reduce the voting rights and powers of the common stock and the portion of the Company’s assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of the common stock we are offering. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of the investors in the common stock offered hereby. We cannot assure you that we will not, under certain circumstances, issue shares of our preferred stock.

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

All decisions with respect to the management of the Company will be made by our board of directors and our officers, who beneficially own 11.8% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, management will retain significant influence in electing a majority of the board of directors who shall, in turn, have the power to appoint the officers of the Company and to determine, in accordance with their fiduciary duties and the business judgment rule, the direction, objectives and policies of the Company including, without limitation, the purchase of businesses or assets; the sale of all or a substantial portion of the assets of the Company; the merger or consolidation of the Company with another corporation; raising additional capital through financing and/or equity sources; the retention of cash reserves for future product development, expansion of our business and/or acquisitions; the filing of registration statements with the Securities and Exchange Commission for offerings of our capital stock; and transactions that may cause or prevent a change in control of the Company or its winding up and dissolution. Accordingly, no investor should purchase our common stock unless such investor is willing to entrust all aspects of the management of the Company to such individuals.

We have incurred significant increased costs as a result of becoming a public company that reports to the Securities and Exchange Commission and our management is required to devote substantial time to meet compliance obligations.

As a public company reporting to the Securities and Exchange Commission, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that are expected to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel are required to devote a substantial amount of time to these and other new compliance initiatives. In addition, we believe these rules and regulations may make it more difficult and have made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage in the future. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Failure to build our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with applicable provisions of the Sarbanes-Oxley Act, and the related rules and regulations of the Securities and Exchange Commission, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We will need to hire or outsource additional finance personnel and further build our financial infrastructure as a public company, including complying with the applicable requirements of Section 404 of the Sarbanes-Oxley Act. We may be unable to do so on a timely basis. Until we are able to expand our finance and administrative capabilities and establish additional financial reporting infrastructure, we may not be able to prepare and disclose, in a timely manner, our financial statements and other required disclosures or comply with the applicable provisions of the Sarbanes-Oxley Act or existing or new reporting requirements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

Shares eligible for future sale may adversely affect the market for our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

As of December 31, 2014, we had 7,048,235 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan. Shares that are not beneficially owned by our affiliates and employees generally can be freely sold in the public market, subject in some cases to restrictions under Rule 144.

As of December 31, 2014, we also had outstanding options and warrants for the purchase of 1,368,047 shares and 1,564,108 shares, respectively, of our common stock and we may grant additional options and/or warrants in the future. If our stock price rises, the holders of vested options or warrants may exercise their options or warrants and sell a large number of shares. Any sale of a substantial number of shares of our common stock may have a material adverse effect on the market price of our common stock.

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

If securities or industry analysts do not publish or do not continue to publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. Presently, two securities analysts publish reports on us on a regular basis. If any of the analysts who cover us now or in the future issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

Our principal office is located at 4120 Freidrich Lane, Suite 100, Austin, Texas 78744. We lease 14,782 square feet of office and laboratory space under a triple net lease. The lease commenced on June 1, 2014 and has a term of 48 months.

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

High and low sales prices
	High		Low
Fiscal year ended December 31, 2014
First quarter		$12.59		$5.25
Second quarter		$9.60		$7.00
Third quarter		$9.40		$6.51
Fourth quarter		$8.00		$5.82
Fiscal year ended December 31, 2013
First quarter	$	N/A	$	N/A
Second quarter	$	N/A	$	N/A
Third quarter	$	N/A	$	N/A
Fourth quarter		$7.77		$5.15

As of March 23, 2015 we had approximately 50 shareholders of record. The name, address and telephone number of our stock transfer agent is Corporate Stock Transfer, Inc., 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado, 80209, (303) 282-4800.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information, as of December 31, 2014, regarding our 2013 Equity Incentive Plan (the “Plan”) under which our equity securities are authorized for issuance to officers, directors, employees, consultants, independent contractors and advisors.

2013 Equity Incentive Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	627,800	$6.28	173,280	(1)

(1)	This amount will not be subject to future increases, absent shareholder approval of an increase in the securities authorized for issuance under the Plan, as the maximum number of securities that may be issued under our equity compensation plan will be reached upon the future issuance of 173,280 securities under the Plan.

Recent Issuances of Unregistered Securities

On August 6, 2013 we filed a registration statement, number 333-190414, with the Securities and Exchange Commission to register an offering of 3,000,000 shares of our common stock, with an option granted to the underwriter to sell an additional 450,000 shares of our common stock (the “overallotment”). MDB Capital Group LLC served as Managing Underwriter and Northland Capital Markets served as the Co-Managing Underwriter. The registration statement was declared effective on November 21, 2013.

The offering closed on November 27, 2013 and the offering of the overallotment closed on December 5, 2013. The common stock was offered to the public at a price of $5 per share. All of the shares of common stock, including the overallotment, were sold. We raised a total of $17,250,000 in gross proceeds in the offering and received $15,015,985 in net cash proceeds after expenses.

Through December 31, 2014, we used approximately $7.2 million of the net cash proceeds from the offering. These funds were used as follows: $516,000 for protection of our intellectual property, $350,000 for purchase of equipment and software and the remainder for our operations, including research and development and general and working capital purposes. None of the proceeds were used for construction of plant, building and facilities, the purchase of real estate or the acquisition of any business.

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

On July 8, 2014, the Company issued 2,946 shares of common stock to a warrant holder in connection with the exercise of a warrant. The per share exercise price was $3.47626 and the warrant was exercised on a cashless basis. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act of 1933 to issue the common stock.

On September 29, 2014, the Company issued 6,378 shares of its common stock to a consultant. The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock inasmuch as the warrant holder was an accredited investor and there was no form of general solicitation or general advertising relating to the offer.

On October 24, 2014, the Company issued 26,514 shares of common stock to a warrant holder in connection with the exercise of warrants. The per share exercise price was $3.47626 as to warrants to purchase 41,634 shares and $4.34533 as to warrants to purchase 11,634 shares and the warrants were exercised on a cashless basis. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act of 1933 to issue the common stock.

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

Overview

Ideal Power is located in Austin, Texas. Ideal Power was formed to develop and commercialize its patented Power Packet Switching Architecture (“PPSA”) technology, which is designed to improve the performance, size, weight, reliability, flexibility and cost of electronic power conversion systems. The electronic power conversion industry’s vertical markets are large and include power conversion systems for residential, commercial, and utility-scale renewable energy systems, battery energy storage systems (“BESS”), microgrids, electric vehicle chargers, variable frequency drives (“VFDs”) for motors, and on-board power converters for electric vehicles. The Company believes it can, due to the design advantages inherent in its PPSA technology, provide solutions that are both efficient and economically advantageous to many of these markets.

Ideal Power’s initial product focus provides solutions for high-growth markets such as battery energy storage systems, integrated renewable energy and storage, and microgrid applications. The Company has designed its products to target commercial and industrial applications, which it believes have the highest economic value and fastest growth potential in these vertical markets. Within its product family, the company offers value-enhancing solutions for integrating renewable energy with storage systems as well as microgrid capabilities for grid resiliency and off-grid power.

Currently, the Company’s products are designed by Ideal Power, manufactured by contract manufacturers, and sold by Ideal Power both directly to its customers and through a distribution channel partner. The Company may consider additional go-to-market strategies in the future including but not limited to product licensing arrangements with leading global electronics companies. Such agreements could allow for regional manufacturers to build the Company’s products under license for specific markets or specific applications.

The Company was founded on May 17, 2007. To date, operations have been funded primarily through the sale of common stock and convertible debt, as well as through U.S. Department of Energy grants. Total revenue generated from inception to date as of December 31, 2014 is $6,077,196, with the majority of that revenue coming from government grants and product sales. The Company has applied these revenues to research and product development, thereby reducing its capital requirements. The Company will continue to pursue research and development grants, if and when available, for the purpose of developing new products and improving current products. The Company can make no assurances that additional grants will be available in the future.

Plan of Operation

Ideal Power has completed development, UL Certification, and commercialization for its first two products and has launched four additional products that are actively being developed with plans to obtain UL Certification for three of these products in 2015. All four of these new products have firm customer orders behind them. The Company’s 30kW battery converter is being ordered and deployed by market-leading customers at increasing volumes for commercial and industrial applications. The Company expects to continue to build order backlog for its products and begin realizing increasing revenues in the first quarter of 2015 as we begin to fulfill volume orders.

With the introduction of our new grid-resilient 30kW 2-port and multi-port conversion systems as well as our grid-resilient 125kW 2-port and multi-port power conversion systems, the Company now offers a family of fully compatible products for broad and rapidly growing power conversion markets. Ideal Power products are well suited for commercial and industrial scale energy storage systems, systems combining PV and storage, and for on-grid and off-grid microgrid applications integrating the Company’s power conversion systems with batteries, photovoltaics, diesel, wind and other types of distributed generation in a flexible, modular approach. By using multiple 125kW products in parallel, customers can cost effectively deploy systems to up to many megawatts in scale.

Ideal Power is further developing its technology to allow it to launch additional products, enhance its competitive advantages and enter other large vertical markets. The Company’s goal is to establish PPSA as the leading technology for electronic power conversion for several large markets through both product sales and potentially licensing in selected geographies and markets. The Company’s objectives are to continue to commercialize its technology through the development of a variety of power conversion products, expand its channels to target markets, and may eventually license the manufacture of its products to original equipment manufacturers (“OEMs”) and, in certain markets, directly to large customers.

We expect to continue to use the net proceeds received from the initial public offering of our common stock for new product research, new product and existing product development, the commercialization of our products, protection of our intellectual property, purchases of property and equipment and for working capital and other general corporate purposes. The net cash proceeds from the initial public offering of our common stock totaled approximately $15 million. Our actual and anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and development lab and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We added ten employees from our initial public offering through December 31, 2014 and anticipate increasing the number of employees of the Company by approximately 5 – 10 employees by the end of December 2015. However, this increase is highly dependent on the nature of our development efforts. We have added and anticipate adding employees in the areas of research and development and product engineering and, to a lesser extent, sales and marketing and general and administrative functions as required to support our efforts. We have and expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property. We also have incurred and expect to incur capital expenditures for the purchase of testing and other lab equipment and leasehold improvements.

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

We received an award of $2.5 million from ARPA-E. Through December 31, 2014, we have recognized revenue of $2.5 million, the full amount of the award under this grant. This award was used in the development of our BD-IGBT power switches and other related power semi-conductor technology. While we currently successfully use commodity silicon IGBT and diode components in our products, we are developing BD-IGBT devices that we believe could significantly improve the efficiency, weight and manufacturing costs of our products as well as have broader potential applications. We have run successful simulations on the BD-IGBT power switches and have begun initial runs of prototype switches at our semiconductor fabrication subcontractor.

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

Revenue Recognition.  Revenue from product sales is recognized when the risks of loss and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”. We generally sell our products free-on-board shipping and recognize revenue when products are shipped. Revenue from service contracts is recognized using the completed-performance or proportional-performance method depending on the terms of the service agreement. When there are acceptance provisions based on customer-specified subjective criteria, the completed-performance method is used. For contracts where the services performed in the last series of acts is very significant, in relation to the entire contract, performance is not deemed to have occurred until the final act is completed. Once customer acceptance has been received, or the last significant act is performed, revenue is recognized. We use the proportional-performance method when a service contract specifies a number of acts to be performed and we have the ability to determine the pattern and value in which service is provided to the customer.

The Company was awarded a grant from ARPA-E on January 30, 2012. The purpose of the grant is to perform research and development on components that may improve the efficiency of the Company’s technology. ARPA-E’s share of the research and development project is $2.5 million. We currently expect to exceed the originally estimated cost of the project of $2.8 million by approximately $0.5 to $1.0 million and the program has been extended to May 29, 2015. The incremental cost will be fully funded by the Company. The Company works with ARPA-E’s program manager to agree upon the specifications and work plans for the grant. The Company then directs all the work to be performed by ARPA-E approved subcontractors, which historically have been universities but are now commercial subcontractors. Upon completion of the work, the Company submits to ARPA-E for payment of 90% of the costs incurred by the Company. Historically, this has been done on a quarterly basis, but it may be as frequently as monthly. The Company bears responsibility for the remaining 10% of the total costs incurred by the Company under the agreed work plans, which amount is included (less any costs that the applicable subcontractor has agreed to share) in our cost of revenues. The Company is also responsible for any costs incurred under the program in excess of the program amount. Any such costs would be recorded in research and development costs rather than cost of revenues. All invoices are supported with copies of expenses and invoices that the Company has received from ARPA-E approved subcontractors. Notwithstanding the foregoing, the Company is the primary obligor of all the costs incurred under the work plans for the grant, except for any costs that the applicable subcontractor has agreed to share. The agreement with ARPA-E establishes “Go/No Go” milestones and deliverables. For each “Go/No Go” milestone and deliverable, the ARPA-E program director must review the Company’s work under the previously agreed work plan, confirm in writing that the Company has achieved the “Go/No Go” milestone and deliverable, and authorize the Company to commence work on the next milestone and deliverable under a corresponding next work plan. If the project were to stop due to an ARPA-E determination that a milestone or deliverable had not been met, then the Company would not submit to ARPA-E for payment any further invoices (except for costs incurred under the previously agreed work plan). As of December 31, 2014, the Company had fully utilized ARPA-E’s share of the research and development project.

The payment conditions of the $150,000 Phase I SBIR grant that we received were substantially similar to those of the ARPA-E grant, except that in the case of the SBIR grant, the Company receives payment from SBIR of one hundred percent of the costs incurred by the Company under the agreed work plans. Nevertheless, the Company is the primary obligor of all the costs incurred under the agreed work plans for the SBIR grant. The work related to the SBIR grant was completed in 2013.

Revenues from government grants are recognized in accordance with the provisions of SAB No. 104 in the period during which the related costs are incurred, provided that the Company has incurred the costs in accordance with the specifications and work plans for the applicable grant. Expenses included in cost of revenues are directly related to research and development activities performed by our subcontractors in order to fulfill the specifications and work plans for the applicable grant. There are no contingencies or ongoing obligations of the Company related to these grant arrangements, other than the obligation of the Company to submit to the applicable government entity invoices for costs incurred by the Company under the agreed work plans for the applicable grant. Under no circumstances is the Company required to repay monies that it receives under any of its government grants, provided that the Company receives no more than the government’s agreed share of the total cost of the project and, with respect to the ARPA-E grant, provided that the Company meets its obligation to cover its share of costs as described above. Costs incurred related to the grants are recorded as grant research and development costs within cost of revenues. Costs incurred in excess of grant award amounts are recorded as research and development costs in operating expenses.

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

Grant Price — The grant price of the issuances are determined based on the estimated fair value of the shares at the date of grant prior to the Company’s IPO and the closing share price on the date of grant subsequent to the Company’s IPO.

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

Expected volatility — is determined based on management’s estimate or historical volatilities of comparable companies.

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

Results of Operations

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

Revenues.  Revenues for the year ended December 31, 2014 of $1,794,094 were $98,330, or 5%, lower than the $1,892,424 we earned in revenues for the year ended December 31, 2013. The decrease in revenue was due to a $795,877 decrease in grant revenues and a $100,000 decrease in royalty revenues partially offset by a $797,547 increase in product revenues.

Total grant revenues for the year ended December 31, 2014 were $579,079, all from the ARPA-E grant, compared to grant revenues for the year ended December 31, 2013 of $1,374,956, including $1,229,036 from the ARPA-E grant and $145,920 from a Department of Energy SBIR grant. Revenues related to the ARPA-E grant decreased due to the timing of spending and as the ARPA-E grant was fully funded by the end of 2014. Royalty revenue decreased from $100,000 to $0 as the royalty agreement with Lockheed Martin Corporation ended December 31, 2013.

In the year ended December 31, 2014, revenue from the sale of our products was $1,215,015, a 191% increase compared to the year ended December 31, 2013, and related to our 30kW battery converter and, to a much lesser extent, our new grid-resilient 30kW multi-port power conversion system. In the year ended December 31, 2013, revenue from the sale of products was $417,468 with approximately half of our product revenue from each of our 30kW battery converter and 30kW PV inverter. We elected not to sell our 30kW PV inverter in 2014 as the 30kW battery converter, based on the same hardware platform, provided a higher selling price and thus enhanced margins.

Cost of Revenues.  Cost of revenues for the year ended December 31, 2014 of $2,270,850 were $123,877, or 6%, higher than the $2,146,973 cost of revenues for the year ended December 31, 2013 as the result of an $911,254 increase in product cost of revenue partially offset by a $787,377 decrease in grant research and development costs.

In the year ended December 31, 2014, cost of revenues from the sale of products was $1,627,429. In the year ended December 31, 2013, the cost of revenues from the sale of products was $716,175. The increase in cost of revenues from the sale of products was due to higher unit sales, overhead, including personnel costs, and testing costs for our 30kW battery converter.

The decrease in grant research and development costs was due to the timing of spending under the ARPA-E grant, the full utilization of the ARPA-E grant funds prior to the end of 2014 and the completion of the SBIR grant in May 2013. During the years ended December 31, 2014 and 2013, we recognized $579,079 and $1,229,036, respectively, in grant revenue and $643,421 and $1,284,878, respectively, in grant research and development costs from our ARPA-E grant. We had a cost-sharing arrangement with ARPA-E whereby we contributed ten percent of the total costs of the project (less any costs that our subcontractors have agreed to share), which resulted in our costs exceeding our revenue. During the year ended December 31, 2013, we also recognized $145,920 in grant revenues and $145,920 in grant research and development costs from our SBIR grant.

As the ARPA-E grant was fully utilized in 2014, we do not expect any grant revenue or grant research and development costs for this program in 2015. Any spending in 2015 related to the ARPA-E grant or related technology development will be fully funded by us and recorded as research and development expenses within operating expenses.

Gross Loss.  Gross loss for the years ended December 31, 2014 and 2013 was $476,756 and $254,549, respectively. Gross loss for the year ended December 31, 2014 was $222,207 higher than in the year ended December 31, 2013 primarily due to increased engineering personnel costs, as we added resources to support our existing products, and higher testing costs related to our 30kW battery converter. We recognized $151,229 in higher personnel costs and $134,266 in higher testing costs within cost of revenues in the year ended December 31, 2014 as compared to the year ended December 31, 2013. In addition, royalty revenue was $100,000 lower in the year ended December 31, 2014 as compared to the year ended December 31, 2013. Higher contributions from increased unit sales of our 30kW battery converter partially offset the higher personnel and testing costs and lower royalty revenue.

The decreases in grant revenue and grant research and development costs had an insignificant impact on gross loss in comparing the years ended December 31, 2014 and 2013 as grant costs exceeded revenues by $64,342 in the year ended December 31, 2014 compared to $55,842 for the year ended December 31, 2013.

General and Administrative Expenses.  General and administrative expenses increased by $854,095, or 40%, to $2,993,131 in the year ended December 31, 2014 from $2,139,036 in the year ended December 31, 2013. The increase was due primarily to higher stock compensation expense of $291,379, inclusive of $143,037 in higher stock compensation paid to consultants, D&O insurance costs of $166,621, personnel costs of $158,622, legal and professional fees of $121,816 and board fees of $112,500 as the Board elected not to receive cash compensation until we completed our initial public offering in the fourth quarter of 2013.

Research and Development Expenses.  Research and development expenses increased by $1,046,171, or 86%, to $2,258,469 in the year ended December 31, 2014 from $1,212,298 in the year ended December 31, 2013. The increase was due primarily to higher personnel costs of $521,821 and contract labor costs of $321,028 as we added both firmware and hardware engineering resources, and costs related to advanced power switch development of $73,198 as we funded these efforts after fully utilizing the ARPA-E grant program funding.

Sales and Marketing Expenses.  Sales and marketing expenses increased by $742,286, or 162%, to $1,199,578 in the year ended December 31, 2014 from $457,292 in the year ended December 31, 2013. The increase was due primarily to higher personnel costs of $405,214, stock compensation expense of $154,731, travel costs of $40,796 and marketing costs of $40,059.

Loss from Operations.  Due to the increase in our operating expenses and gross loss, our loss from operations for the year ended December 31, 2014 was $6,927,934 or 71% higher than the $4,063,175 loss from operations for year ended December 31, 2013.

Interest (Income) Expense, Net.  Interest (income) expense, net improved from expense of $5,488,523 for the year ended December 31, 2013 to income of $27,715 for the year ended December 31, 2014, an improvement of $5,516,238. For the year ended December 31, 2014, interest income related to interest earned on our money market account. For the year ended December 31, 2013, interest expense was due to the amortization of debt discount relating to the fair value of warrants and beneficial conversion feature in promissory notes issued in 2010 through 2013 as well as the write-off of the remaining unamortized debt discount upon conversion of these notes into common stock at the time of our initial public offering.

Net Loss.  As a result of the decrease in interest expense, partly offset by the increase in our loss from operations, our net loss for the year ended December 31, 2014, was $6,900,219 as compared to a net loss of $9,551,698 for the year ended December 31, 2013, a decrease of $2,651,479.

Liquidity and Capital Resources

We currently do not generate enough revenue to sustain our operations. Our revenues are derived from sales of our products and, to a lesser extent beginning in the year ended December 31, 2014, from grants we have received for the development of our technology. We have funded our operations through the sale of our common stock, including proceeds from our initial public offering, preferred stock (later converted to common stock) and debt securities.

As of December 31, 2014 and 2013, we had cash and cash equivalents of $7,912,011 and $14,137,097, respectively. Our net working capital decreased to $7,658,720 as of December 31, 2014 from $14,140,317 as of December 31, 2013 due primarily to the cash outflow to fund our operations.

Operating activities in the year ended December 31, 2014 resulted in cash outflows of $5,469,550, which were primarily due to the net loss for the period of $6,900,219, offset by stock-based compensation of $944,102, stock compensation paid for services of $180,183, favorable balance sheet timing of $150,965 and other non-cash items of $155,419. Operating activities in the year ended December 31, 2013 resulted in cash outflows of $3,240,792, which were due primarily to the net loss for the period of $9,551,698, offset by amortization of debt discount of $5,318,257, stock-based compensation of $458,983 and other non-cash items of $527,871.

Investing activities in the years ended December 31, 2014 and 2013 resulted in cash outflows of $760,502 and $221,649, respectively. Cash outflows for the development of patents in the years ended December 31, 2014 and 2013 were $418,255 and $142,708, respectively, and cash outflows for the acquisition of fixed assets in the years ended December 31, 2014 and 2013 were $342,247 and $78,941, respectively. Cash outflows for the development of patents increased as we expanded and broadened our patent portfolio while cash outflows for the acquisition of fixed assets increased as we purchased equipment for our development lab to support current and future products.

In the year ended December 31, 2014, we received $4,966 in net proceeds from the exercise of stock options and warrants. In the year ended December 31, 2013, we raised $17,250,000 in gross proceeds ($15,015,985 net of costs) from our initial public offering and $750,000 in gross proceeds ($611,256 net of costs) from the sale of convertible promissory notes, later converted into common stock at the completion of our initial public offering.

Our long-term debt balance, including current portion, was $0 at December 31, 2014 and 2013 due to the conversion of our convertible promissory notes to shares of our common stock following the closing of our initial public offering and the cancellation of our promissory note with the State of Texas in December 2013 upon its exercise of its rights under the Investment Unit issued on October 1, 2010, as amended.

On December 1, 2014, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. The registration statement allows the Company to offer up to an aggregate $75 million of common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof and provides the Company with the flexibility over three years to potentially raise additional equity in a public or private offering on commercial terms.

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

We have audited the accompanying balance sheets of Ideal Power Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gumbiner Savett Inc.

March 25, 2015
Santa Monica, California

IDEAL POWER INC.

Balance Sheets

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$7,912,011	$14,137,097
Accounts receivable, net	446,521	252,406
Inventories, net	251,338	519,657
Prepayments and other current assets	263,605	231,495
Total current assets	8,873,475	15,140,655
Property and equipment, net	374,376	85,718
Patents, net	1,012,964	608,913
Other assets	17,920	—
Total Assets	$10,278,735	$15,835,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$441,636	$539,145
Accrued expenses	773,119	461,193
Total current liabilities	1,214,755	1,000,338
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,048,235 and 6,931,968 shares issued and outstanding at December 31, 2014 and 2013, respectively	7,048	6,932
Common stock to be issued	—	151,665
Additional paid-in capital	32,712,020	31,431,220
Treasury stock	(2,657)	(2,657)
Accumulated deficit	(23,652,431)	(16,752,212)
Total stockholders’ equity	9,063,980	14,834,948
Total Liabilities and Stockholders’ Equity	$10,278,735	$15,835,286

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statements of Operations

	For the Year Ended December 31,
	2014	2013
Revenues:
Products	$1,215,015	$417,468
Royalties	—	100,000
Grants	579,079	1,374,956
Total revenue	1,794,094	1,892,424
Cost of revenues:
Products	1,627,429	716,175
Grant research and development costs	643,421	1,430,798
Total cost of revenue	2,270,850	2,146,973
Gross loss	(476,756)	(254,549)
Operating expenses:
General and administrative	2,993,131	2,139,036
Research and development	2,258,469	1,212,298
Sales and marketing	1,199,578	457,292
Total operating expenses	6,451,178	3,808,626
Loss from operations	(6,927,934)	(4,063,175)
Interest (income) expense, net (including amortization of debt discount of $5,318,257 for the year ended December 31, 2013)	(27,715)	5,488,523
Net loss	$(6,900,219)	$(9,551,698)
Net loss per share – basic and fully diluted	$(0.98)	$(4.90)
Weighted average number of shares outstanding – basic and fully diluted	7,016,872	1,950,171

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statement of Stockholders’ Equity
For the Years Ended December 31, 2014 and 2013

	Common Stock		Common Stock Issuable		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2012	1,480,262	$1,480	—	$—	$7,100,297	$(2,657)	$(7,200,514)	$(101,394)
Shares issued in initial public offering	3,450,000	3,450	—	—	17,246,550	—	—	17,250,000
Issuance costs of initial public offering	—	—	—	—	(3,916,892)	—	—	(3,916,892)
Fair value of warrants issued in connection with initial public offering	—	—	—	—	1,682,877	—	—	1,682,877
Conversion of promissory notes	1,700,493	1,701	—	—	6,266,668	—	—	6,268,369
Contribution on cancellation of promissory note	—	—	—	—	1,205,096	—	—	1,205,096
Fair value of warrants issued in connection with promissory notes	—	—	—	—	655,800	—	—	655,800
Beneficial conversion feature – convertible promissory notes	—	—	—	—	674,066	—	—	674,066
Common stock issuable for services	—	—	32,525	151,665	—	—	—	151,665
Warrants issued for consulting services	—	—	—	—	37,145	—	—	37,145
Modification of warrants issued in connection with promissory notes	—	—	—	—	20,935	—	—	20,935
Cashless exercise of warrants	301,213	301	—	—	(305)	—	—	(4)
Stock-based compensation	—	—	—	—	458,983	—	—	458,983
Net loss for the year ended December 31, 2013	—	—	—	—	—	—	(9,551,698)	(9,551,698)
Balances at December 31, 2013	6,931,968	6,932	32,525	151,665	31,431,220	(2,657)	(16,752,212)	14,834,948
Common stock issued for services	38,903	39	(32,525)	(151,665)	201,630	—	—	50,004
Warrants issued for consulting services	—	—	—	—	130,179	—	—	130,179
Exercise of options and warrants	77,364	77	—	—	4,889	—	—	4,966
Stock-based compensation	—	—	—	—	944,102	—	—	944,102
Net loss for the year ended December 31, 2014	—	—	—	—	—	—	(6,900,219)	(6,900,219)
Balances at December 31, 2014	7,048,235	$7,048	—	$—	$32,712,020	$(2,657)	$(23,652,431)	$9,063,980

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,900,219)	$(9,551,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,793	29,711
Write-down of inventory	62,851	23,651
Allowance for doubtful accounts	24,775	—
Stock-based compensation	944,102	458,983
Common stock issued and to be issued for services	50,004	151,665
Amortization of debt discount	—	5,318,257
Issuance of note payable in connection with services	—	213,293
Fair value of warrants issued for consulting services	130,179	37,145
Accrued interest – promissory note	—	72,406
Decrease (increase) in operating assets:
Accounts receivable	(218,890)	233,268
Inventories	205,468	(325,441)
Prepaid expenses and other assets	(50,030)	(203,027)
Increase (decrease) in operating liabilities:
Accounts payable	(97,509)	(145,413)
Accrued expenses	311,926	446,408
Net cash used in operating activities	(5,469,550)	(3,240,792)
Cash flows from investing activities:
Purchase of property and equipment	(342,247)	(78,941)
Acquisition of patents	(418,255)	(142,708)
Net cash used in investing activities	(760,502)	(221,649)
Cash flows from financing activities:
Borrowings on notes payable, net of debt raising costs	—	611,256
Net proceeds from issuance of common stock	—	15,015,985
Exercise of options and warrants	4,966	(4)
Net cash provided by financing activities	4,966	15,627,237
Net (decrease) increase in cash and cash equivalents	(6,225,086)	12,164,796
Cash and cash equivalents at beginning of year	14,137,097	1,972,301
Cash and cash equivalents at end of year	$7,912,011	$14,137,097
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

Ideal Power Inc.

Notes to Financial Statements

Note 1 — Organization and Description of Business

Ideal Power Inc. (the “Company”) was incorporated in Texas on May 17, 2007 under the name Ideal Power Converters, Inc. The Company changed its name to Ideal Power Inc. on July 8, 2013 and re-incorporated in Delaware on July 15, 2013. With headquarters in Austin, Texas, it develops power conversion solutions with an initial focus on stand-alone commercial and industrial grid storage, combined solar and storage, and microgrid applications. The principal products of the Company are power conversion systems, including dual-port and multi-port battery converters.

Since its inception, the Company has generated limited revenues from the sale of products and has financed its research and development efforts and operations primarily through the issuance of convertible debt, governmental grants and proceeds from its initial public offering.

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

Accounts Receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. In limited instances, the Company may require an upfront deposit and, in most cases, the Company does charge interest on past due amounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible and how recently payments have been received. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. The allowance for doubtful accounts was $24,775 at December 31, 2014. There was no allowance for doubtful accounts at December 31, 2013.

Inventories

Inventories are stated at the lower of cost (first in, first out method) or market value. Inventory quantities on hand are reviewed regularly and a write-down for excess and obsolete inventory is recorded based primarily on an estimated forecast of product demand, market conditions and anticipated production requirements in the near future. There was a $40,703 reserve for excess and obsolete inventory at December 31, 2014 related to component parts not anticipated to be used in production. There was no reserve for excess and obsolete inventory at December 31, 2013.

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the years ended December 31, 2014 and 2013.

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

The Company receives payments from government entities in the form of government grants. Government grants are agreements that generally provide the Company with cost reimbursement for certain type of research and development activities over a contractually defined period. Revenues from government grants are recognized in the period during which the Company incurs the related costs, provided that the Company has incurred the cost in accordance with the specifications and work plans determined between the Company and the government entity. Costs incurred related to the grants are recorded as grant research and development costs. Government grant revenue amounted to $579,079 and $1,374,956 for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, grants receivable amounted to $132,227 and $211,063, respectively, and were included in accounts receivable.

Royalty income is recognized as earned based on the terms of the contractual agreements and has no direct costs.

Product Warranties

The Company generally provides a ten year manufacturer’s warranty covering product defects. Accruals for product warranties are estimated based upon limited historical warranty experience, engineering experience and judgment, and a third party assessment of the reliability of the Company’s 30kW products. Accruals for product warranties are recorded in cost of revenues at the time revenue is recognized in order to match revenues with related expenses. The Company assesses the adequacy of its estimated warranty liability quarterly and adjusts the reserve, included in accrued expenses, as necessary. Although any such adjustments were not material in the years ended December 31, 2014 and 2013, any such adjustments could be material in the future if estimates differ significantly from longer term warranty experience.

Research and Development

Grant research and development are costs incurred solely related to grant revenues, and are classified as a line item under cost of revenues.

Other research and development costs are presented as a line item under operating expenses and are expensed as incurred. Total research and development costs incurred during the years ended December 31, 2014 and 2013 amounted to $2,901,890 and $2,643,096, respectively, of which $643,421 and $1,430,798, respectively, was included in cost of revenues.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. At December 31, 2014 and 2013, the Company has established a full reserve against all deferred tax assets.

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

Ideal Power Inc.

Notes to Financial Statements

Note 2 — Summary of Significant Accounting Policies – (continued)

Net Loss Per Share

The Company applies FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At December 31, 2014 and 2013, potentially dilutive shares outstanding amounted to 2,932,155 and 2,145,495, respectively.

Stock Based Compensation

The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes valuation model are as follows:

Grant Price — The grant price of the issuances are determined based on the estimated fair value of the shares at the date of grant prior to the Company’s IPO and the closing share price on the date of grant subsequent to the Company’s IPO.

Risk-free interest rate — The risk free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant.

Expected lives — As permitted by SAB 107, due to the Company’s insufficient history of option activity, the management utilizes the simplified approach to estimate the options expected term, which represents the period of time that options granted are expected to be outstanding.

Expected volatility — is determined based on management’s estimate or historical volatilities of comparable companies.

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

Ideal Power Inc.

Notes to Financial Statements

Note 2 — Summary of Significant Accounting Policies – (continued)

The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. In limited instances, the Company may require an upfront deposit and, in most cases, the Company does charge interest on past due amounts. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information. The Company had revenue from a government entity and three customers that accounted for 76% of net revenue for the year ended December 31, 2014, and from a government entity that accounted for 65% of net revenue for the year ended December 31, 2013. The Company had an accounts receivable balance from a government entity, two customers and a vendor that accounted for 80% of total accounts receivable at December 31, 2014, and from a government entity that accounted for 84% of total accounts receivable at December 31, 2013.

Reclassifications

Certain items in prior financial statements have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

Note 3 — Accounts Receivable

Accounts receivable, net consisted of the following:

	December 31,
	2014	2013
Trade receivables	$231,412	$24,643
Grant receivables	132,227	211,063
Other receivables	107,657	16,700
	471,296	252,406
Allowance for doubtful accounts	(24,775)	—
	$446,521	$252,406

Note 4 — Inventories

Inventories, net consisted of the following:

	December 31,
	2014	2013
Raw materials	$143,289	$102,652
Finished goods	148,752	417,005
	292,041	519,657
Reserve for obsolescence	(40,703)	—
	$251,338	$519,657

Ideal Power Inc.

Notes to Financial Statements

Note 5 — Prepayments and Other Current Assets

Prepayments and other current assets consisted of the following:

	December 31,
	2014	2013
Prepaid insurance	$158,400	$207,254
Prepaid payroll	27,219	—
Other	77,986	24,241
	$263,605	$231,495

Note 6 — Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2014	2013
Machinery and equipment	$263,142	$46,733
Building leasehold improvements	48,280	46,850
Furniture, fixtures, software and computers	183,237	107,769
	494,659	201,352
Accumulated depreciation and amortization	(120,283)	(115,634)
	$374,376	$85,718

Note 7 — Patents

Patents consisted of the following:

	December 31,
	2014	2013
Patents	$1,040,219	$621,964
Accumulated amortization	(27,255)	(13,051)
	$1,012,964	$608,913

Amortization expense related to patents awarded amounted to $14,204 and $8,585 for the years ended December 31, 2014 and 2013, respectively. Amortization expense for the succeeding five years and thereafter is $14,727 (2015); $14,727 (2016); $14,727 (2017); $14,727 (2018); $14,727 (2019); and $193,650 (thereafter).

At December 31, 2014 and 2013, the Company had capitalized approximately $746,000 and $381,000, respectively, for costs related to patents that have not been awarded.

Note 8 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2014	2013
Accrued compensation	$548,953	$249,160
Warranty reserve	143,364	113,078
Other	80,802	98,955
	$773,119	$461,193

Ideal Power Inc.

Notes to Financial Statements

Note 8 — Accrued Expenses  – (continued)

The changes in warranty reserve were as follows:

	2014	2013
Balance, beginning of the year	$113,078	$103,129
Provisions for warranty and beta replacements	76,671	32,991
Warranty payments or beta replacements	(46,385)	(23,042)
Balance, end of the year	$143,364	$113,078

Note 9 — Common Stock

All shares of common stock have a par value of $0.001. Each holder of common stock is entitled to one vote per share outstanding.

Common Stock

During the year ended December 31, 2014, common stock activity consisted of the exercise of options and warrants for an aggregate 77,364 shares of the Company’s common stock for proceeds of $4,966 and the issuance of an aggregate 38,903 shares of the Company’s common stock with a fair value of $201,669 for services, of which 32,525 shares of the Company’s common stock with a fair value of $151,665 were issuable at December 31, 2013. During the year ended December 31, 2014, the Company also recorded expense of $130,719 relating to the vesting of 46,000 warrants issued in 2013 for services.

During the year ended December 31, 2013, the Company recognized an award of 32,525 shares of its common stock for services performed by directors and recorded $151,665 in expense for compensation for the shares to be issued. The shares to be issued included 25,333 shares at an estimated fair value of $5.00 per share, the Company’s best estimate of the expected share price for its initial public offering, for the Company’s current directors and 7,192 shares at an estimated fair value of $3.48 per share, the Company’s best estimate of the its share price in November 2012, for a former director of the Company who was appointed in November 2012, had shares vest through May 2013 and resigned in August 2013. The shares had not been issued as of December 31, 2013 and were excluded from the weighted average total shares outstanding for the year ended December 31, 2013.

In November and December 2013, the Company completed an initial public offering whereby 3,450,000 shares of common stock were issued at $5.00 per share, which included the exercise of the overallotment allowance by the underwriters, MDB Capital Group LLC (MDB), the Managing Underwriter, and Northland Capital Markets, the Co-Managing Underwriter. Gross proceeds from the IPO totaled $17.25 million and net cash proceeds approximated $15 million. Expenses of the offering approximated $2.2 million, including underwriters’ fees of approximately $1.5 million paid to MDB, underwriter expenses of $187,500, issuer legal fees of $440,736 and other expenses of $148,154.

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

During the year ended December 31, 2013, stockholders’ equity activity also consisted of the following transactions: (1) the issuance of 345,000 underwriter warrants with a fair value of $1,682,877 in connection with the IPO and (2) the issuance of 84,000 warrants with a fair value of $237,719 in connection with consulting services to be rendered for a period of 24 months effective November 1, 2013. The Company expensed $22,640 related to this warrant in the year ended December 31, 2013.

Ideal Power Inc.

Notes to Financial Statements

Note 9 — Common Stock  – (continued)

On December 1, 2014, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. The registration statement allows the Company to offer up to an aggregate $75 million of common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof.

Note 10 — Stock Option Plan

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

On July 19, 2013, the Company granted 346,813 stock options to various employees to purchase shares of common stock at an exercise price of $5.00 per share. The options vest in equal installments on December 31, 2013, 2014 and 2015. During November and December 2013, the Company granted 40,500 stock options to newly hired employees. The exercise price of the stock options issued to new employees was the closing price of the Company’s stock on the date of grant and the options vest in equal annual installments over 4 years. The options granted in 2013 were valued at $1,414,330 using the Black-Scholes option pricing model. The compensation expense associated with these grants recognized during the years ended December 31, 2014 and 2013 amounted to $345,858 and $337,908, respectively.

During the year ended December 31, 2014, the Company granted 598,400 and 51,126 stock options to purchase shares of common stock to employees and non-employee directors, respectively. The exercise price of the stock options issued to both employees and directors was the closing price of the Company’s stock on the date of grant. The options granted to employees vest in equal annual installments over 4 years while the options granted to directors vested in equal quarterly installments in 2014. Of the 598,400 stock options granted to employees in 2014, 320,000 of those options (the “contingent grants”) are contingent upon shareholder approval of an increase in the shares reserved for issuance under the Plan at either the 2015 or 2016 Annual Shareholder Meeting. The options granted in 2014, inclusive of the contingent grants, were valued at $2,839,275 using the Black-Scholes option pricing model. The compensation expense associated with these grants recognized during the year ended December 31, 2014 amounted to $340,538.

At December 31, 2014 and without considering the contingent grants, 173,280 shares of common stock were available for issuance under the Plan and, once granted, no additional shares may be granted under the Plan without shareholder approval to increase the shares reserved for issuance under the Plan.

Awards Granted Outside the Plan

The Company issued a non-qualified stock option to its Chief Executive Officer (the “Inducement Option”) to purchase 250,000 shares of the Company’s common stock at a per share exercise price of $7.14, equal to the closing price of the Company’s common stock on January 8, 2014, the date of grant. The right to purchase the shares subject to the Inducement Option vest in equal increments over a period of four years, beginning on December 31, 2014 and continuing thereafter on each subsequent December 31st through the end of the vesting period. The Inducement Option has a term of 10 years and is not subject to the terms of the Company’s 2013 Equity Incentive Plan. The estimated fair value of the Inducement Option, calculated utilizing the Black-Scholes option pricing model, was $1,030,825. The compensation expense associated with this grant recognized during the year ended December 31, 2014 amounted to $257,706.

The Company issued non-qualified stock options to two former executives in connection with separation and release agreements entered into by and between the executives and the Company in the fourth quarter of

Ideal Power Inc.

Notes to Financial Statements

Note 10 — Stock Option Plan  – (continued)

2013. The separation and release agreement for one executive included a stock option agreement whereby the executive was granted an option to purchase 36,116 shares of common stock exercisable for a period of 12 months beginning on November 27, 2014. Of the 36,116 shares of common stock covered by the option agreement, 29,399 may be purchased at a per-share price of $5.00 and 6,717 may be purchased at a per share price of $6.3276. The separation and release agreement for the other former executive included a stock option agreement whereby the executive was granted an option to purchase 33,743 shares of common stock. Of the 33,743 shares covered by the option agreement, 26,743 shares have an exercise price of $0.416675 per share and are exercisable through January 31, 2022 and 7,000 shares have an exercise price of $5.00 per share and are exercisable through November 26, 2015. The option grants were treated as a modifications of prior grants and the Company recorded a charge of $94,503 for these modifications.

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

The assumptions used in the Black-Scholes model are as follows:

	For the year ended December 31,
	2014	2013
Risk-free interest rate	1.78 to 2.19%	1.46 to 1.86%
Expected dividend yield	0%	0%
Expected lives	5.31 to 6.25 years	5.58 to 6.25 years
Expected volatility	60%	90%

A summary of the Company’s stock option activity and related information is as follows:

	2014			2013
	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1	485,573	$4.240	8.2	158,108	$2.716	7.8
Granted	899,526	$7.491		457,172	$4.769
Exercised	(10,500)	$0.095		—	—
Forfeited/Expired/Exchanged	(6,552)	$4.532		(129,707)	$4.249
Outstanding at December 31	1,368,047	$6.408	8.7	485,573	$4.240	8.2
Exercisable at December 31	467,204	$4.654	7.3	202,718	$3.699	8.0

During the year ended December 31, 2014, an option holder exercised 10,500 options on a cashless basis and received 10,374 shares of common stock and 126 shares were used to cover the exercise price. The Company paid the option holder $6 for a fractional share in connection with the exercise of the options.

Ideal Power Inc.

Notes to Financial Statements

Note 10 — Stock Option Plan  – (continued)

The following table sets forth additional information about stock options outstanding at December 31, 2014:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Options Exercisable
$0.41 – $4.99	127,131	6.0	$2.391	127,131
$5.00 – $6.99	388,516	7.8	$5.087	276,573
$7.00 – $11.00	852,400	9.5	$7.609	63,500
	1,368,047			467,204

The estimated aggregate pretax intrinsic value (the difference between the Company’s stock price on the last day of the year ended December 31, 2014 and the exercises price, multiplied by the number of vested in-the-money options) is approximately $1,218,000. This amount changes based on the fair value of the Company’s stock.

As of December 31, 2014, there was $3,686,355 of unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.3 years.

Note 11 — Warrants

During the year ended December 31, 2014, warrant holders exercised 94,376 warrants on a cashless basis and received 65,552 shares of common stock and 28,824 shares were used to cover the exercise price. In addition, a warrant holder exercised 1,438 warrants and paid the exercise price in cash. The Company received $4,972 in net cash proceeds for the exercise of warrants during 2014.

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

During the year ended December 31, 2013, the Company issued a warrant for the purchase of 84,000 shares of the Company’s common stock for consulting services, with an exercise price of $6.25. The warrant shares vest in increments of 4,000 warrant shares at the end of each month beginning with November 2013 and ending with October 2014 with the remainder vesting in increments of 3,000 warrant shares at the end of each month beginning with November 2014 and ending with October 2015. Upon termination of the consulting agreement by either party, all unvested warrant shares are terminated. The warrant was valued at approximately $237,719 using the Black-Scholes option pricing model. For the years ended December 31, 2014 and 2013, the Company recorded $130,179 and $22,640, respectively, in expense related to vested warrant shares.

During the year ended December 31, 2013, the Company issued a warrant for the purchase of 345,000 shares of the Company’s common stock to MDB Capital Group LLC, for its services as Managing Underwriter of the Company’s IPO, with an exercise price of $6.25. The warrants became exercisable 180 days after November 21, 2013. The warrant was valued at $1,682,877 using the Black-Scholes option pricing model.

Ideal Power Inc.

Notes to Financial Statements

Note 11 — Warrants  – (continued)

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

The shares underlying the warrants have not been registered.

The assumptions used in the Black-Scholes model are as follows:

For the year ended December 31, 2013
Risk-free interest rate	0.83% – 1.35%
Expected dividend yield	0%
Expected lives	3.6 – 5 years
Expected volatility	90%

A summary of the Company’s warrant activity and related information is as follows:

	2014		2013
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 1	1,659,922	$4.3552	1,179,956	$3.5367
Granted	—	—	536,875	$5.6927
Change in Estimate	—	—	244,364	$0.0010
Exercised	(95,814)	$2.2725	(301,273)	$0.0010
Forfeited/Expired	—	—	—	—
Outstanding at December 31	1,564,108	$4.4828	1,659,922	$4.3552

Warrants to purchase 30,000 shares were unvested at December 31, 2014.

Note 12 — Income Taxes

Income taxes are disproportionate to income due to net operating loss carryforwards, which are fully reserved. As of December 31, 2014, the Company has federal net operating loss carryforwards of approximately $14 million which will begin to expire in 2031. Management has concluded that it is more likely than not that the Company will not have sufficient foreseeable taxable income within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2014 and 2013.

Ideal Power Inc.

Notes to Financial Statements

Note 12 — Income Taxes  – (continued)

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
Current deferred income tax assets:
Inventory – uniform capitalization	$13,000	$41,000
Accrued compensation and other	151,000	18,000
Less valuation allowance	(164,000)	(59,000)
	$—	$—
Non-current deferred income tax assets and (liabilities):
Net operating loss	$4,886,000	$3,048,000
Research and development credit	18,000	18,000
Warranty reserve	49,000	38,000
Warrants issued for services	44,000	—
Depreciation and amortization	(54,000)	—
Stock based compensation	191,000	—
Other	(330,000)	(188,000)
Less valuation allowance	(4,804,000)	(2,916,000)
Net non-current deferred tax assets	$—	$—

The Company has applied the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At December 31, 2014 and 2013, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of December 31, 2014 and 2013, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to tax in the United States (“U.S.”) and files tax returns in the U.S. federal and state jurisdictions. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2010. The Company currently is not under examination by any tax authority.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

	For the year ended December 31,
	2014	2013
Statutory federal income tax rate	(34)%	(34)%
Debt discount	—	20
Other	5	2
Valuation allowance	29	12
	—%	—%

Ideal Power Inc.

Notes to Financial Statements

Note 13 — Commitments

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

The Company leased its former facility in Spicewood, Texas under a non-cancelable operating lease that expired on June 26, 2014.

At December 31, 2014, the remaining annual base rent commitments under the lease, assuming no early termination, are as follows:

For the year ended December 31,	Amount
2015	$156,394
2016	159,941
2017	163,489
2018	68,736
Total	$548,560

Rent expense incurred for the years ended December 31, 2014 and 2013 amounted to $137,559 and $37,930, respectively.

Employment Agreements

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

On August 11, 2014 and September 16, 2014, the Company entered into employment agreements with executive management personnel that provide for severance payments upon termination without cause. The severance payment due would be six months’ salary, plus any pro-rated bonus and vacation days earned but unused. The executives will be entitled to continue to participate in employee benefit plans, at the Company’s sole expense, for a period of six months following the termination of employment.

Note 14 — Retirement Plan

The Company has adopted a defined contribution retirement plan covering all of its employees. Under the plan, the Company contributions are discretionary. No discretionary contributions were made by the Company in the years ended December 31, 2014 and 2013.

Note 15 — Consulting Services

During the year ended December 31, 2013 the Company incurred $92,857 in consulting services and fixed asset purchases from a company which is owned by an individual who was a major shareholder of the Company until the completion of the Company’s initial public offering.

Ideal Power Inc.

Notes to Financial Statements

Note 16 — Subsequent Events

Resignation Agreement

On January 9, 2015, the Company entered into a Resignation and Release Agreement (the “Resignation Agreement”) with Paul Bundschuh, the Company’s former Chief Marketing Officer. Under the terms of the Resignation Agreement, Mr. Bundschuh is to receive the full severance benefits to which he would have been entitled under his employment agreement if he had been terminated without cause. In addition, 10,000 stock options previously issued to Mr. Bundschuh and scheduled to vest on December 31, 2015 were immediately vested upon execution of the Resignation Agreement. The Company recorded an estimated accrual of $140,000 in January 2015 related to the Resignation Agreement.

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

Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Name	Age	Position
R. Daniel Brdar	55	Chief Executive Officer, President and Chairman of the Board
Timothy W. Burns, CPA	40	Chief Financial Officer, Secretary and Treasurer
William C. Alexander	59	Chief Technology Officer and Director
Ryan O’Keefe	47	Senior Vice President, Business Development
Mark L. Baum, J.D.	42	Director
Lon E. Bell, Ph.D.	74	Director
David B. Eisenhaure	69	Director

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

R. Daniel Brdar, Chief Executive Officer, President and Chairman of the Board of Directors

Mr. Brdar joined Ideal Power on January 8, 2014. He has over 25 years of experience in the power systems and energy industries and has held a variety of leadership positions during his career. Prior to joining the Company, Mr. Brdar was Chief Operating Officer of Petra Solar Inc. from March 2011 to May 2013. From January 2006 to February 2011, Mr. Brdar was Chief Executive Officer of FuelCell Energy, Inc., a publicly traded company. Mr. Brdar also served as President of Fuel Cell Energy, Inc. from August 2005 to February 2011 and Chairman of the Board of Directors from January 2007 until April 7, 2011. Prior to his employment with FuelCell Energy, Inc., which began in 2000, Mr. Brdar held management positions at General Electric Power Systems from 1997 to 2000 where he focused on new product introduction programs and was product manager for its gas turbine technology. Mr. Brdar was Associate Director, Office of Power Systems Product Management at the U.S. Department of Energy where he held a variety of positions from 1988 to 1997 including directing the research, development and demonstration of advanced power systems including gas turbines, gasification systems and fuel cells. Mr. Brdar received a B.S. in Engineering from the University of Pittsburgh in 1981. Mr. Brdar brings to our board of directors experience as an executive officer of a publicly traded company, knowledge of the innovative renewable energy market and experience and familiarity with our business as our Chief Executive Officer.

Timothy W. Burns, CPA, Chief Financial Officer, Secretary and Treasurer

On October 21, 2013, Timothy W. Burns joined Ideal Power as our Chief Financial Officer and Treasurer and on November 18, 2013 he was appointed as our Secretary. Prior to accepting this position, Mr. Burns was employed by Rainmaker Systems, Inc., a publicly traded company, from November 2010 until February 2013, first as the company’s Controller and, beginning in April 2011, as its Chief Financial Officer. Prior to his employment with Rainmaker Systems, Inc., Mr. Burns was employed by Dean Foods Company, a publicly traded company, from 2001 until November 2010 where he held various positions in finance and accounting including Director of Corporate Accounting from 2008 to November 2010. From 1998 to 2001, Mr. Burns was employed by Deloitte & Touche, LLP as an auditor. Mr. Burns has a Master’s Degree in Professional Accounting from the University of Texas and a Bachelor’s Degree in Accounting from the University of Southern California. He is a public accountant certified in Texas.

William C. Alexander, P.E., Chief Technology Officer, Founder and Director

Mr. Alexander founded Ideal Power in 2007 and joined us full time in January 2010 as the Chief Technology Officer. Mr. Alexander oversees the technology development of all of our products and inventions. Mr. Alexander is also the lead engineer working with clients to collaboratively develop solutions based on our technology. Mr. Alexander was a director of Ideal Power from 2007 through 2012 and re-joined our board as a director on January 8, 2014. Prior to joining the company, Mr. Alexander was a Principal Engineer II for BAE Systems in Austin, Texas from June 1999 through January 2010. Mr. Alexander was the lead engineer developing various weapons systems including LIDAR seekers for air-to-air and air-to-ground applications. Before BAE, Mr. Alexander held various technology and engineering roles with Symtx, Inc., Tracor Aerospace, Inc. and Croft and Company. Mr. Alexander has 27 patents granted with over 50 patents pending. He has a Master of Science in Mechanical Engineering and a Bachelor of Science in Mechanical Engineering from the University of Texas at Austin. Mr. Alexander brings to our board of directors technological experience, a demonstrated ability to commercialize inventions experience and familiarity with our business as our founder and Chief Technology Officer.

Ryan O’Keefe, Senior Vice President, Business Development

Mr. O’Keefe joined Ideal Power on September 8, 2014. Prior to joining Ideal Power, Ryan O’Keefe was Senior Vice President and Chief Revenue Officer at energy-storage start-up Younicos (formerly Xtreme Power) from April 2014 to September 2014 and Senior Vice President, Business Development, from May 2012 until April 2014, where he led top line growth including sales, product development, product marketing, and regulatory affairs, and transformed the business from demonstration projects to well-defined products with economic value. Xtreme Power filed for bankruptcy in January 2014 and was acquired out of bankruptcy by Younicos. Prior to Xtreme Power, Mr. O’Keefe spent eight years in leadership positions with NextEra Energy from May 2004 until May 2012, including Vice President of Solar Development. During his tenure at NextEra, Mr. O’Keefe successfully started and led several new ventures including the company’s entry into Canada, solar and the energy storage markets. He served on the Board of Directors of the Solar Energy Industries Association (SEIA) as well as the Energy Storage Association’s Advocacy Council. Mr. O’Keefe earlier spent 14 years with GE in the Power, Capital, and International business units in the US and Mexico. He received his Bachelor’s Degree in Electrical Engineering from the University of Connecticut and an MBA from Columbia University.

Mark L. Baum, J.D., Director

Mark L. Baum joined our board of directors in November 2012. Mr. Baum is also director, since December 2011, of Imprimis Pharmaceuticals, Inc., a publicly traded company, where he has also served as Chief Executive Officer since April 1, 2012. Mr. Baum has served as the principal of The Baum Law Firm, P.C. (now TBLF, LLC) since 1998, and has more than 15 years of experience in financing, operating and advising small capitalization publicly traded enterprises, with a particular focus on restructured or reorganized businesses. As a manager of capital, he has completed more than 125 rounds of financing for more than 40 publicly traded companies. As a securities attorney, Mr. Baum has focused his practice on U.S. securities laws, reporting requirements and public company finance-related issues that affect small capitalization public companies. Mr. Baum has actively participated in numerous public company spin-offs, restructurings/recapitalizations, venture financings, private-to-public mergers, asset acquisitions and divestitures. In addition to his fund management and legal experience, Mr. Baum has operational experience in the following industries: life science and diagnostics, closed door pharmacies, cleaner and renewable energy and retail home furnishings. Mr. Baum has served on numerous boards of directors of publicly traded companies, including Chembio Diagnostic Systems, Inc., Applied Natural Gas Fuels, Inc. (formerly AGAS), Shrink Nanotechnologies, Inc., You on Demand, Inc. and CoConnect, Inc., as well as boards of advisors for domestic and international private and public companies. Mr. Baum founded and capitalized the Mark L. Baum Scholarship, which has funded tuition grants to college students in Texas. Mr. Baum is a published inventor and a licensed attorney in California and Texas. Mr. Baum brings to our board of directors years of public company executive experience, including knowledge of securities laws, reporting requirements and public company finance-related issues.

Lon E. Bell, Ph.D., Director

Dr. Bell joined our Board of Directors in November 2012. He founded Amerigon Inc., now Gentherm (THRM) in 1991. Dr. Bell has served many roles in Amerigon, Inc., including Chief Technology Officer until December 2010, Director of Technology until 2000, Chairman and Chief Executive Officer until 1999, and President until 1997. Dr. Bell served as the Chief Executive Officer and President of BSST LLC, a subsidiary of Amerigon from September 2000 to December 2010. He served as a Director of Amerigon from 1991 to 2012. Previously, Dr. Bell co-founded Technar Incorporated, which developed and manufactured automotive components, and served as Technar’s Chairman and President until selling majority ownership to TRW Inc. in

1986. Dr. Bell continued managing Technar, then known as TRW Technar, as its President until 1991. He co-founded Mahindra REVA Electric Vehicle Co Ltd.. in 1994 and serves on its Board of Directors and Chairman of its Intellectual Property Committee. He currently serves on the Board of Directors of ClearSign Combustion Corporation (CLIR) and CDTi (CDTI). Since April, 2014, he has been Chairman of the External Advisory Board at the California Institute of Technology Mechanical and Civil Engineering Department and has served as a board member since 2008. Between 2010 and 2014 he served as an Advisory Board member at Michigan State University and University of Santa Barbra Energy Frontiers Research Centers. Dr. Bell is a leading expert in the design and mass production of thermoelectric products. He has authored more than 30 publications in the areas of thermodynamics of thermoelectric systems, automotive crash sensors, and other electronic and electromechanical devices. Five of his inventions have gone into mass production and dominated their target markets. Dr. Bell received a BSc. in Mathematics, an MSc. in Rocket Propulsion, and a Ph.D. in Mechanical Engineering from the California Institute of Technology. Dr. Bell brings to our board of directors the demonstrated ability to commercialize inventions.

David B. Eisenhaure, Director

Mr. Eisenhaure joined our board of directors in August 2013. From February 1985 until May 2008, Mr. Eisenhaure served as the President and Chief Executive Officer of SatCon Technology Corporation, a public corporation, which he founded. He was also a director of that company from February 1985 until his resignation in July 2009. After his resignation as an executive officer from SatCon Technology Corporation, Mr. Eisenhaure assisted that company with the transition to a new management team. He retired from active employment in March 2009. SatCon Technology Corporation developed products that contributed to the advancement of the utility, hybrid vehicle, ship building, industrial automation, semiconductor processing, and defense markets. Prior to founding SatCon Technology Corporation, Mr. Eisenhaure was the Technical Director of the Energy Systems Division at Draper Laboratory, where the research of his group included magnetic bearings, flywheels, energy storage, advanced solid state power converters, advanced motors and generators, and adaptive control systems for highly dynamic and otherwise unstable systems. Prior to his employment with Draper Laboratory, Mr. Eisenhaure worked at the Massachusetts Institute of Technology Instrumentation Laboratory, first as a graduate student research assistant and then as a staff engineer, designing and developing electromagnetic and thermal control systems to support the national space and defense programs. From 1985 to 1997 he held the position of Lecturer in the Mechanical Engineering Department at the Massachusetts Institute of Technology, where he collaborated with faculty and students on research, especially thesis-related research at both the Master’s and Ph.D. levels. He has been awarded over 20 patents from the U.S. Patent and Trademark Office covering inventions in magnetic suspensions, motor drives and controls, flywheel systems, automotive components, energy storage, and solid state power converters. Mr. Eisenhaure holds a Bachelor of Science degree, a Master of Science degree, and an Engineer’s Degree in Mechanical Engineering from the Massachusetts Institute of Technology. Mr. Eisenhaure brings to our board of directors years of public company executive experience, extensive experience in the field of electrical technology and a relevant educational background.

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent shareholders were timely filed.

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

Information on the Company’s Audit Committee

The Company’s board of directors has a standing Audit Committee. Our three independent directors, Lon E. Bell, Mark Baum and David B. Eisenhaure, are the members of the Audit Committee. The determination of independence is made in accordance with the rules of The NASDAQ Stock Market and SEC rules and regulations as they apply to audit committee members. We believe that both Mark Baum and David Eisenhaure are audit committee financial experts, within the meaning of Item 407(d)(5) of Regulation S-K and the rules of The NASDAQ Stock Market.

Compensation Committee Interlocks and Insider Participation

During 2014, Dr. Lon Bell, Mr. Mark Baum and Mr. David Eisenhaure, all of whom were determined to be independent using the criteria set forth in Rule 5605(a)(2) of the rules of The NASDAQ Stock Market and SEC rules and regulations as they apply to compensation committee members, served on the Compensation Committee of the Company’s Board of Directors. None of our executive officers served on the Compensation Committee during the 2014 year and there were no relationships during the 2014 year that are required to be disclosed pursuant to Item 407(d)(4)(iii) of Regulation S-K.

ITEM 11:	EXECUTIVE COMPENSATION

The following summary compensation table covers all compensation awarded to, earned by or paid to our principal executive officer, each of the other two highest paid executive officers, if any, whose total compensation exceeded $100,000 during the years ended December 31, 2014 and 2013 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of Company at the end of the last completed fiscal year. These individuals are sometimes referred to in this report as the “Named Executive Officers”.

Summary Compensation Table

Name and Principal Position		Salary	Bonus(1)	Option Awards(2),(3)	All Other Compensation(4)	Total
R. Daniel Brdar Chief Executive Officer and President	2014	$286,154	$173,250	$1,933,925	$60,686	$2,454,015

Timothy Burns Chief Financial Officer, Secretary and Treasurer	2014	$200,000	$100,000	$564,438	$6,153	$870,591
	2013	27,885	2,099	113,124	0	143,108

William Alexander Chief Technology Officer	2014	$223,267	$47,000	$338,663	$36,761	$645,691
	2013	223,267	51,932	151,953	0	427,152
Paul Bundschuh Former President, Chief Executive Officer, Chief Commercial Officer, and Chief Marketing Officer	2014	$200,000	$0	$0	$21,305	$221,305
	2013	186,154	105,336	379,883	0	671,373

(1)	Bonus in 2014 represents annual performance bonus. Bonus in 2013 includes annual performance bonus of $100,000 and $50,000 for Mr. Bundschuh and Mr. Alexander, respectively. Other amounts shown in 2013 relate to bonus paid to executives for deferring base salary payments in advance of the Company’s initial public offering.
(2)	The amounts included in this column are the aggregate grant date fair value of stock awards granted in 2014 and 2013. The option awards in 2014 for Mr. Burns and Mr. Alexander and a portion of the option awards in 2014 for Mr. Brdar, with a grant date fair value of $903,100, are 80% contingent upon shareholder approval of an increase in shares authorized under the Company’s 2013 Equity Incentive Plan at either the 2015 or 2016 Annual Shareholder Meeting. The full grant date fair value of these awards are included in the table above.
(3)	This amount reflects the aggregate grant date fair value for this award and does not correspond to the actual value that may be recognized by the individual upon option exercise. For information on the valuation assumptions used to determine the grant date fair value of stock options, see Notes 2 and 10 to our audited financial statements included elsewhere in this report.
(4)	Other compensation for Mr. Brdar includes relocation and temporary living expenses of $40,000, earned but unused vacation of $6,923, and Company paid health insurance benefits of $13,763. Other compensation for Mr. Burns includes earned but unused vacation. Other compensation for Mr. Alexander includes earned but unused vacation of $15,456 and Company paid health insurance benefits of $21,305. Other compensation for Mr. Bundschuh includes Company paid health insurance benefits.

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

In setting the compensation for our officers, we look primarily at the person’s responsibilities, at the person’s experience and education, at our ability to replace the individual, and at market benchmarking data for public companies with similar characteristics to us. We expect the base salaries of our executive officers to remain relatively constant unless the person’s responsibilities are materially changed. We also expect that we may pay bonuses to reward exceptional performance or the achievement by the Company or an individual of targets to be agreed upon. During 2013, because we had limited cash resources, we periodically accrued salaries for our executive officers.

Employment Agreements

On January 8, 2014, R. Daniel Brdar entered into an employment agreement with us that was subsequently amended on September 16, 2014. The term of Mr. Brdar’s employment under the agreement is three years. Before the expiration of the second year, the Compensation Committee will review his performance and, assuming that his performance is satisfactory, the term will be extended for an additional year. During the third year and each subsequent year of his employment, the Compensation Committee will review Mr. Brdar’s performance and, assuming it is satisfactory, extend his employment for an additional year.

As compensation for his services, Mr. Brdar will receive an annual salary of $300,000 per year. Each year, Mr. Brdar and the Compensation Committee will meet to discuss performance objectives and targets for him, personally, and for the Company for the year (the “Performance Goals”). If the Performance Goals are satisfactorily achieved during the period or periods designated, as determined by the Compensation Committee, Mr. Brdar will be eligible to receive a target performance bonus in the amount of 75% of his annual salary. For the first year of his employment, he will receive a bonus that is no less than 25% of his annual salary.

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

On September 16, 2014, we entered into new employment agreements with Timothy Burns, our Chief Financial Officer, Secretary and Treasurer, William Alexander, our Chief Technology Officer, and Paul Bundschuh, our Chief Marketing Officer. Pursuant to the terms of their employment agreements, Mr. Burns receives a salary of $200,000 per year, Mr. Alexander receives a salary of $223,267 per year, and Mr. Bundschuh receives a salary of $200,000 per year. With the exception of the annual compensation, the material terms of the employment agreements of these three executives are substantially the same.

Under the employment agreements, each executive is eligible for an annual bonus with a target performance bonus equal to 50% of the executive’s annual salary. The actual performance bonus percentage for a given year is to be determined by the Compensation Committee, based upon standards and goals agreed to by the Compensation Committee and the executive. Each executive may receive awards of stock grants or stock options at the discretion of the Compensation Committee.

Under the terms of their employment agreements, the executives may receive an annual cost of living increase and are entitled to participate in any of our employee benefit plans which may now be, or in the future will be, in effect on a general basis for our executive officers or employees. Additionally, we will provide, at the Company’s sole expense, healthcare benefits for the executive, his spouse and his children as well as receive four weeks paid-time-off each year. Mr. Burns elected to waive his Company paid benefits in 2014.

The employment agreements will be terminated if the executive is disabled or voluntarily resigns from his employment. We may terminate the executive’s employment for cause or on 30 days written notice. If his employment is terminated by us without cause, the executive will receive his accrued but unpaid salary and the value of unused paid time off through the effective date of the termination, any accrued but unpaid bonus, business expenses incurred prior to the effective date of the termination, and severance (the “Severance Payment”) consisting of six months’ salary, less legal deductions. We may elect, in our sole discretion, whether to pay the Severance Payment in one lump sum or on regular pay days for the six months following termination of the executive’s employment. The executive will also be entitled to continue to participate in employee benefit plans, at the Company’s sole expense, for six months following the termination of his employment.

If the executive’s employment is terminated as a result of a change in control, as defined in his employment agreement, the executive will be entitled to receive his accrued but unpaid salary and the value of unused paid time off through the effective date of the termination, any accrued but unpaid bonus, business expenses incurred prior to the effective date of the termination, and an amount equal to one-half of his salary. In addition, any equity award that was scheduled to vest following the termination of his employment will vest immediately upon the termination of the executive’s employment as a result of a change in control. The executive’s employment will be deemed to have been terminated as a result of a change in control if the termination occurs during the period that begins when negotiations for the change in control begin and ends on the six month anniversary of the closing of the change in control transaction and such termination is not a termination for cause or a termination as a result of his death, disability or election.

On January 9, 2015, the Company entered into a Resignation and Release Agreement (the “Resignation Agreement”) with Paul Bundschuh, the Company’s former Chief Marketing Officer. Under the terms of the Resignation Agreement, Mr. Bundschuh is to receive the full severance benefits to which he would have been entitled under his employment agreement if he had been terminated without cause. In addition, 10,000 stock options previously issued to Mr. Bundschuh and scheduled to vest on December 31, 2015 were immediately vested upon execution of the Resignation Agreement.

2013 Equity Incentive Plan

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

Outstanding Equity Awards at December 31, 2014

The following table sets forth certain information concerning outstanding equity awards for our Named Executive Officers at December 31, 2014. No options were exercised by our Named Executive Officers during the last two fiscal years.

	Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date
R. Daniel Brdar	62,500	187,500	$7.1400	1/8/2024
R. Daniel Brdar	—	200,000	$7.8400	9/16/2024
Timothy Burns	7,500	22,500	$5.0000	11/21/2023
Timothy Burns	—	125,000	$7.8400	9/16/2024
William Alexander	27,999	14,000	$5.0000	7/19/2023
William Alexander	—	75,000	$7.8400	9/16/2024
Paul Bundschuh	1,229	—	$0.8133	5/12/2022
Paul Bundschuh	1,281	—	$0.7953	8/25/2022
Paul Bundschuh	11,781	—	$2.9715	6/30/2020
Paul Bundschuh	5,890	—	$2.9715	9/30/2020
Paul Bundschuh	5,890	—	$2.9715	12/31/2022
Paul Bundschuh	69,999	34,999	$5.0000	7/19/2023

Director Compensation

On January 3, 2014, our board of directors approved annual compensation to be paid to the independent directors, effective January 1, 2014, as follows: each of the independent directors will receive cash compensation of $50,000 and an option to purchase shares of our common stock having a value of $50,000. All directors are reimbursed ordinary and reasonable expenses incurred in exercising their responsibilities. The following table illustrates the compensation paid to members of our board of directors as of December 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Mark Baum	$50,000	$50,000	$100,000
Lon E. Bell	$50,000	$50,000	$100,000
David B. Eisenhaure	$50,000	$50,000	$100,000

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

We have set forth in the following table certain information regarding our common stock beneficially owned by (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our directors and named executive officers, and (iii) all executive officers and directors as a group. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days pursuant to options, warrants, conversion privileges or similar rights. Unless otherwise indicated, ownership information is as of March 23, 2015, and is based on 7,066,137 shares of common stock outstanding on that date.

Names and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		% of Shares Owned
Directors and Officers:
R. Daniel Brdar, Chief Executive Officer, President and Chairman of the Board	62,500	(3)	0.9%
Timothy Burns, Chief Financial Officer, Secretary and Treasurer	17,500	(4)	0.2%
William Alexander, Chief Technology Officer and Director	482,995	(5)	6.8%
Mark Baum, Director	118,657	(6)	1.7%
Lon E. Bell, Director	152,453	(7)	2.2%
David B. Eisenhaure, Director	23,861	(8)	0.3%
All Directors and Officers as a Group	858,466		11.8%
5% Owners
Peter A. Appel(9)	882,826	(10)	12.5%
AWM Investment Company, Inc.(11)	1,146,935		16.2%

(1)	The address of each officer and director is 4120 Freidrich Lane, Suite 100, Austin, TX 78744.
(2)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, the shares of common stock listed above are owned as of March 23, 2015, and are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.
(3)	Includes shares subject to vested options to purchase common stock.
(4)	Includes 10,000 shares of common stock and 7,500 shares subject to a vested option to purchase common stock.
(5)	Includes 454,996 shares of common stock and 27,999 shares subject to a vested option to purchase common stock.

(6)	Includes 54,961 shares of common stock held in Mr. Baum’s name, 29,063 shares of common stock held by Series E-1 of Larrem Smitty, LLC, of which Mr. Baum is the beneficial owner, 17,042 shares subject to a vested option to purchase common stock, 3,208 shares subject to an option to purchase common stock exercisable within 60 days of March 23, 2015 and 14,383 shares of common stock issuable upon the exercise of warrants held by Series E-1 of Larrem Smitty, LLC.
(7)	Includes 30,861 shares of common stock held in Dr. Bell’s name, 58,192 shares of common stock held by the Bell Family Trust, of which Dr. Bell is the trustee and has sole voting and investment control with respect to the shares of common stock, 17,042 shares subject to a vested option to purchase common stock, 3,208 shares subject to an option to purchase common stock exercisable within 60 days of March 23, 2015 and 43,150 shares of common stock issuable upon the exercise of warrants held by the Bell Family Trust.
(8)	Includes 3,611 shares held in Mr. Eisenhaure’s name, 17,042 shares subject to a vested option to purchase common stock and 3,208 shares subject to an option to purchase common stock exercisable within 60 days of March 23, 2015.
(9)	Mr. Appel’s address is 77 Oregon Road, Bedford Corners, New York 10549.
(10)	Includes 580,777 shares of common stock and 302,049 shares of common stock issuable upon the exercise of warrants.
(11)	The address for AWM Investment Company, Inc. is 527 Madison Avenue, Suite 2600, New York, New York, 10022.

EQUITY COMPENSATION PLAN INFORMATION

We currently maintain the 2013 Equity Incentive Plan (the “Plan”) which has been approved by our stockholders. For a description of equity compensation plans that were not approved by our stockholders, see Note 10 to our Financial Statements in Item 8 “Financial Statements and Supplementary Date”. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2014:

Plan category	Number of shares to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stock holders	627,800	$6.28	173,280	(1)
Equity compensation plans not approved by stockholders	420,247	$5.51	—
Total(2)	1,048,047	$5.97	173,280	(1)

(1)	This amount will not be subject to future increases, absent shareholder approval of an increase in the shares authorized for issuance under the Plan, as the maximum number of shares that may be issued under our equity compensation plan will be reached upon the future issuance of 173,280 securities under the Plan.
(2)	Excludes 320,000 shares to be issued upon exercise of options that are contingent upon shareholder approval of an increase in the shares reserved for issuance under the Plan at either the 2015 or 2016 Annual Shareholder Meeting. The weighted-average exercise price of these options is $7.84.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

For the period from January 1, 2013, through the date of this report (the “Reporting Period”), described below are certain transactions or series of transactions between us and certain related persons.

On July 29, 2013, we closed an offering of $750,000 in aggregate principal amount of senior secured convertible promissory notes (the “Notes”) together with warrants for the purchase of our common stock. The Notes accrued interest at the higher of (i) 1% per annum or (ii) or the lowest rate that may accrue without causing the imputation of interest under the Internal Revenue Code. The principal amount of the Notes, together with accrued interest, were due and payable on the earlier to occur of (i) July 29, 2014, (ii) an Event of Default (as defined in the Notes) or (iii) the closing of an IPO Financing (as defined in the Notes). The notes were converted into shares of the Company’s common stock immediately upon completion of the Company’s initial public offering. No payments were made toward the principal amount or accrued interest of either note prior to conversion. The warrants issued in conjunction with the Notes have a term of seven years and an exercise price of $3.47626. The number of shares of common stock covered by the warrants for the Notes is equal to one-half the original principal amount of the Notes divided by $3.47626. Peter Appel, a beneficial owner of more than 5% of our common stock, invested $275,000 in these Notes.

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

On November 27, 2013 we entered into a Separation and Release Agreement with Charles De Tarr whereby he resigned as our Vice-President, Finance. Mr. De Tarr’s separation package included the following: (i) grant of an option covering the purchase of an aggregate 33,743 shares of our common stock which may be exercised beginning on November 27, 2014; (ii) an agreement to provide consulting services on a full-time basis for a period of up to six months; and (iii) a mutual release of all claims and covenant not to sue. We agreed to pay Mr. De Tarr $14,583 per month for the consulting services. We could terminate the consulting arrangement upon 60 days’ notice to Mr. De Tarr. If we terminated the consulting arrangement, during the notice period Mr. De Tarr would not be required to provide consulting services for more than 15 hours per week. We provided 60 days’ notice of termination of the consulting arrangement to Mr. De Tarr on December 20, 2013 and his consulting services under the agreement ceased on February 18, 2014. Of the 33,743 shares covered by the option agreement, 26,743 shares have an exercise price of $0.416675 per share and 7,000 shares have an exercise price of $5.00 per share.

On January 9, 2015, we entered into a Resignation and Release Agreement (the “Resignation Agreement”) with Paul Bundschuh, the Company’s former Chief Marketing Officer. Under the terms of the Resignation Agreement, Mr. Bundschuh is to receive the full severance benefits to which he would have been entitled under his employment agreement if he had been terminated without cause. In addition, 10,000 stock options previously issued to Mr. Bundschuh and scheduled to vest on December 31, 2015 were immediately vested upon execution of the Resignation Agreement.

On August 1, 2014, the audit committee of our board of directors approved the Ideal Power Inc. Related Party Transaction Policy. This policy established, amongst other items, that pre-approval of related party transactions, as defined in the policy, requires a majority vote of the disinterested members of the audit committee with a de minimus exception for transactions less than $2,500. De minimus transactions may be approved by either our Chief Executive Officer or Chief Financial Officer, if disinterested. Further, the policy requires timely disclosure to the board of directors of all related party transactions requiring disclosure under SEC regulations.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2014	2013
Gumbiner Savett Inc.
Audit Fees	55,500	148,000
Audit Related Fees	—	—
Tax Fees	8,570	7,950
All Other Fees	—	53,649

In 2013, Gumbiner Savett Inc. provided customary procedures in connection with our initial public offering. These fees are shown as “All Other Fees” in the above table.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a) (3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 25th day of March, 2015.

IDEAL POWER INC.

By:	/s/ R. Daniel Brdar R. Daniel Brdar, Chief Executive Officer
By:	/s/ Timothy Burns Timothy Burns, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 25, 2015

/s/ R. Daniel Brdar

R. Daniel Brdar,
Chief Executive Officer
(principal executive officer) and director

Dated: March 25, 2015

/s/ Timothy Burns

Timothy Burns,
Chief Financial Officer
(principal financial and accounting officer),
Secretary and Treasurer

Dated: March 25, 2015

/s/ William C. Alexander

William C. Alexander,
Chief Technology Officer and director

Dated: March 25, 2015

/s/ Lon E. Bell

Lon E. Bell, Ph.D., director

Dated: March 25, 2015

/s/ Mark Baum

Mark Baum, director

Dated: March 25, 2015

/s/ David B. Eisenhaure

David B. Eisenhaure, director

EXHIBIT INDEX

Exhibit No.	Description of Document
1.1	Form of Underwriting Agreement(1)
3.1	Delaware Certificate of Conversion including Certificate of Incorporation(1)
3.2	Bylaws of Ideal Power Inc.(1)
4.1	Underwriter’s Warrant(1)
10.1	Form of Lock-Up Agreement(1)
10.2	Form of Warrant issued by the registrant to investors in the offering completed on July 17, 2012(1)
10.3	Form of Warrant issued by the registrant to investors in the offering completed on August 31, 2012(1)
10.4	Form of Replacement Warrant issued by the registrant to investors in the offering completed on August 31, 2012(1)
10.5	Form of Warrant issued by the registrant to investors in the offering completed on November 21, 2012(1)
10.6	Warrant issued to MDB Capital Group, LLC (MDB-1) dated November 21, 2012(1)
10.7	Warrant issued to MDB Capital Group, LLC (MDB-2) dated November 21, 2012(1)
10.8	Lease Agreement between the Company and Texas Public Employees Association dated May 7, 2013(1)
10.9	Employment Agreement between the Company and Christopher Cobb dated May 8, 2013(1)+
10.10	Form of Securities Purchase Agreement between the registrant and investors for an offering completed on July 29, 2013(1)
10.11	Form of Registration Rights Agreement between the registrant and investors for an offering completed on July 29, 2013(1)
10.12	Form of Senior Secured Convertible Promissory Note issued by the registrant to investors in the offering completed on July 29, 2013(1)
10.13	Form of Security Agreement between the registrant and investors for the offering completed on July 29, 2013(1)
10.14	Form of Warrant issued by the registrant to investors in the offering completed on July 29, 2013(1)
10.15	Ideal Power Converters, Inc. 2013 Equity Incentive Plan(1)
10.16	Addendum to Warrant issued to MDB Capital Group, LLC (MDB-1) dated July 10, 2013(1)
10.17	Addendum to Warrant issued to MDB Capital Group, LLC (MDB-2) dated July 10, 2013(1)
10.18	Amendment to Promissory Note(1)
10.19	Form of Addendum to Stock Purchase Warrant (Series A)(1)
10.20	Form of Addendum to Stock Purchase Warrant (Series B)(1)
10.21	Separation and Release Agreement between the registrant and Christopher Cobb(1)+
10.22	Separation and Release Agreement (including amendment) between the registrant and Charles De Tarr(2)+
10.23	Employment Agreement between the registrant and R. Daniel Brdar(3)+
10.23.1	Amendment No. 1 to Employment Agreement between the registrant and R. Daniel Brdar dated September 16, 2014(5)+
10.24	Non-Qualified Stock Option Award Agreement issued to R. Daniel Brdar(3)+
10.25	Lease Agreement between the Company and Agellan Commercial REIT U.S. L.P. dated March 24, 2014(4)

Exhibit No.	Description of Document
10.26	Employment Agreement between the Company and William Alexander dated September 16, 2014(5)+
10.27	Employment Agreement between the Company and Paul Bundschuh dated September 16, 2014(5)+
10.28	Employment Agreement between the registrant and Timothy W. Burns dated September 16, 2014(5)+
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Included herein.
+	Indicates a contract with management.
(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, file no. 333-190414, originally filed with the Securities and Exchange Commission on August 6, 2013, as amended.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2013.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2014.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2014.