Form 10-Q
period 2015-03-31
Ideal Power Inc.
filed 2015-05-06
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

At May 4, 2015, the issuer had 7,084,953 shares of common stock, par value $.001, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,169,375	$7,912,011
Accounts receivable, net	833,470	446,521
Inventories, net	233,961	251,338
Prepayments and other current assets	264,090	263,605
Total current assets	7,500,896	8,873,475

Property and equipment, net	496,473	374,376
Patents, net	1,023,768	1,012,964
Other non-current assets	17,920	17,920

Total Assets	$9,039,057	$10,278,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$687,404	$441,636
Accrued expenses	1,017,229	773,119
Total current liabilities	1,704,633	1,214,755

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,066,137 and 7,048,235 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	7,066	7,048
Additional paid-in capital	33,175,444	32,712,020
Treasury stock	(2,657)	(2,657)
Accumulated deficit	(25,845,429)	(23,652,431)
Total stockholders’ equity	7,334,424	9,063,980
Total Liabilities and Stockholders’ Equity	$9,039,057	$10,278,735

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Products	$1,197,991	$108,500
Grants	-	182,595
Total revenue	1,197,991	291,095

Cost of revenues:
Products	1,019,501	194,341
Grant research and development costs	-	202,883
Total cost of revenue	1,019,501	397,224

Gross profit (loss)	178,490	(106,129)

Operating expenses:
Research and development	992,232	309,563
General and administrative	910,777	744,968
Sales and marketing	472,952	268,219
Total operating expenses	2,375,961	1,322,750

Loss from operations	(2,197,471)	(1,428,879)

Interest income	4,473	8,137

Net loss	$(2,192,998)	$(1,420,742)

Net loss per share – basic and fully diluted	$(0.31)	$(0.20)

Weighted average number of shares outstanding – basic and fully diluted	7,055,458	6,999,105

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,192,998)	$(1,420,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,803	9,084
Write-down of inventory	(16,454)	-
Write-off of capitalized patents	69,482	-
Stock-based compensation	353,159	188,574
Fair value of warrants issued for services	25,470	33,960
Decrease (increase) in operating assets:
Accounts receivable	(386,949)	(87,973)
Inventories	33,831	12,058
Prepaid expenses	(485)	(34,498)
Increase (decrease) in operating liabilities:
Accounts payable	245,768	(216,955)
Accrued expenses	244,110	(985)
Net cash used in operating activities	(1,592,263)	(1,517,477)

Cash flows from investing activities:
Purchase of property and equipment	(150,343)	(37,259)
Acquisition of patents	(84,843)	(137,809)
Net cash used in investing activities	(235,186)	(175,068)

Cash flows from financing activities:
Exercise of options and warrants	84,813	(9)
Net cash provided by (used in) financing activities	84,813	(9)

Net decrease in cash and cash equivalents	(1,742,636)	(1,692,554)
Cash and cash equivalents at beginning of period	7,912,011	14,137,097
Cash and cash equivalents at end of period	$6,169,375	$12,444,543

The accompanying notes are an integral part of these condensed financial statements.

Ideal Power Inc.

Notes to Financial Statements

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

Since its inception, the Company has generated limited revenues from the sale of products and has financed its research and development efforts and operations primarily through proceeds from its initial public offering and governmental grants and, prior to its initial public offering, the issuance of convertible debt.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The balance sheet at December 31, 2014 has been derived from the Company’s audited financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. These changes had no impact on total revenue, loss from operations or net loss.

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Accounts Receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition. In limited instances, the Company may require an upfront deposit and, in most cases, the Company does charge interest on past due amounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible and how recently payments have been received. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote.

Inventories

Inventories are stated at the lower of cost (first in, first out method) or market value. Inventory quantities on hand are reviewed regularly and a write-down for excess and obsolete inventory is recorded based primarily on an estimated forecast of product demand, market conditions and planned design changes.

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

Leasehold improvements	Up to 4 years
Machinery and equipment	5 years
Furniture, fixtures, software and computers	3-5 years

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

The Company receives payments from government entities in the form of government grants. Government grants are agreements that generally provide the Company with cost reimbursement for certain types of research and development activities over a contractually defined period. Revenues from government grants are recognized in the period during which the Company incurs the related costs, provided that the Company has incurred the cost in accordance with the specifications and work plans determined between the Company and the government entity. Costs incurred related to the grants are recorded as grant research and development costs. At December 31, 2014, we had recognized all grant revenues related to the ARPA-E grant. Grant receivables were $132,227 at December 31, 2014, respectively, and were included in accounts receivable. At March 31, 2015, all outstanding grant receivables had been collected.

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

Research and Development

Grant research and development are costs incurred solely related to grant revenues, and are classified as a line item under cost of revenues. Other research and development costs are presented as a line item under operating expenses and are expensed as incurred. Total research and development costs incurred during the three months ended March 31, 2015 and 2014 amounted to $992,232 and $512,446. During the three months ended March 31, 2014, $202,883 was related to grant research and was included in cost of revenues.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. At March 31, 2015 and December 31, 2014, the Company has established a full reserve against all deferred tax assets.

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

Net Loss Per Share

The Company applies FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At March 31, 2015 and 2014, potentially dilutive shares outstanding amounted to 2,951,294 and 2,400,663, respectively.

Stock Based Compensation

The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes valuation model are as follows:

Grant Price - The grant price of the issuances are determined based on the closing share price on the date of grant.

Risk-free interest rate - The risk free interest rate is based on the implied yield available on U.S. Treasury securities at the time of grant with an equivalent term of the expected life of the award.

Expected lives - As permitted by SAB 107, due to the Company's insufficient history of option activity, we utilize the simplified approach to estimate the options’ expected term, calculated as the midpoint between the vesting period and the contractual life of the award.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable and accounts payable. The Company maintains its cash with a major financial institution located in the United States. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company maintains balances in excess of federally insured limits. The Company has not experienced losses in such accounts and believes it is not exposed to significant credit risk regarding its cash and cash equivalents.

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

The Company had revenue from three customers which accounted for 51%, 13% and 13% of net revenue for the three months ended March 31, 2015 and revenue from a customer which accounted for 33% of net revenue for the three months ended March 31, 2014. The Company also had revenue from a government entity that accounted for 63% of net revenue for the three months ended March 31, 2014.

The Company had receivable balances from two customers that accounted for 72% of trade receivables at March 31, 2015. The Company had receivable balances from three customers that accounted for 92% of trade receivables at December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for annual and interim periods beginning after December 15, 2016. The adoption of the updated standard is not expected to have a significant effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

Note 3 – Accounts Receivable

Accounts receivable, net consisted of the following:

	March 31,	December 31,
	2015	2014
	unaudited
Trade receivables	$706,879	$231,412
Grant receivables	-	132,227
Other receivables	126,591	107,657
	833,470	471,296
Allowance for doubtful accounts	-	(24,775)
	$833,470	$446,521

For the three months ended March 31, 2015, a $24,775 trade receivable from a customer was written-off as it was determined that the probability of collection is remote. The receivable had been fully reserved at December 31, 2014. There was no allowance for doubtful accounts as of March 31, 2015.

Note 4 – Inventories

Inventories, net consisted of the following:

	March 31,	December 31,
	2015	2014
	Unaudited
Raw materials	$114,130	$143,289
Finished goods	119,831	148,752
	233,961	292,041
Reserve for obsolescence	-	(40,703)
	$233,961	$251,338

For the three months ended March 31, 2015, the Company recorded a $24,249 write-off of inventory, of which $14,079 had been fully reserved at December 31, 2014, and a favorable adjustment of $26,624 to eliminate the remaining reserve as it was determined that planned design changes that originally necessitated the establishment of the reserve would be delayed. There was no reserve for obsolescence at March 31, 2015.

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2015	2014
	unaudited
Machinery and equipment	$304,354	$263,142
Building leasehold improvements	154,805	48,280
Furniture, fixtures, software and computers	178,451	183,237
	637,610	494,659
Accumulated depreciation and amortization	(141,137)	(120,283)
	$496,473	$374,376

Note 6 – Patents

Patents, net consisted of the following:

	March 31,	December 31,
	2015	2014
	unaudited
Patents	$1,055,580	$1,040,219
Accumulated amortization	(31,812)	(27,255)
	$1,023,768	$1,012,964

For the three months ended March 31, 2015, capitalized patent costs of $69,482 were written off as the Company chose to discontinue pursuit of the associated patents. The expense associated with the write-offs is included in general and administrative expenses.

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2015	2014
	unaudited
Accrued compensation	$718,262	$548,953
Warranty reserve	209,380	143,364
Other	89,587	80,802
	$1,017,229	$773,119

Note 8 – Commitments

The Company has entered into a lease for 14,782 square feet of office and laboratory space located in Austin, Texas. The triple net lease has a term of 48 months and commenced on June 1, 2014. The annual base rent in the first year of the lease was $154,324 and increases by $3,548 in each succeeding year of the lease. In addition, the Company is required to pay its proportionate share of operating costs for the building. The Company has a one-time option to terminate the lease on May 31, 2017 with a termination payment of approximately $99,000 if it elects to exercise this option. Upon entering the lease agreement, the Company paid the landlord a security deposit of $35,840 that is to be repaid, provided the Company is not in default on any of its obligations under the lease, one-half after eighteen months and the remainder at the end of the lease term.

At March 31, 2015, the remaining annual base rent commitments under the lease, assuming no early termination, are as follows:

Year Ended December 31,	Amount
2015	$117,813
2016	159,941
2017	163,489
2018	68,736
Total	$509,979

The Company incurred rent expense of $54,211 and $10,652 for the three months ended March 31, 2015 and 2014, respectively.

Note 9 — Equity Incentive Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved 487,932 shares of common stock for issuance under the Plan, including stock options, stock awards and stock bonuses. The maximum number of shares that may be granted under the Plan will be increased effective the first day of each of the Company’s fiscal quarters provided that the number of shares that may be granted under the Plan does not exceed 839,983 shares. At March 31, 2015, 135,677 shares of common stock were available for issuance under the Plan.

The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The persons eligible to participate in the Plan are employees (including officers), members of the Board of Directors, consultants and other independent advisors and contractors who provide services to the Company. Options issued under the Plan may have a term of up to ten years and may have variable vesting. The typical vesting schedule for stock options awarded under the Plan is a four year annual vesting schedule for employees and a one year quarterly vesting schedule for Board members. On March 26, 2015, the Compensation Committee of the Company’s Board of Directors approved an amendment to the Plan, subject to stockholder approval at the Company’s 2015 annual meeting, which increases the shares available for issuance under the Plan by 1,250,000 shares.

During the three months ended March 31, 2015, the Company granted 38,502 stock options to Board members and 24,100 stock options to employees. The estimated fair value of stock options granted under the Plan in the three months ended March 31, 2015, calculated using the Black-Scholes option valuation model, was $260,725, of which $39,779 was recognized during the three months ended March 31, 2015.

During the three months ended March 31, 2015, 18,464 options to purchase shares of the Company’s common stock were exercised. The Company issued 17,902 shares of common stock and 562 options were cancelled to satisfy the exercise price of options exercised on a cashless basis. Net proceeds received from option exercises were $84,813 during the three months ended March 31, 2015.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2014	1,368,047	$6.41	8.7
Granted	62,602	7.60
Exercised	(18,464)	4.84
Forfeited/Expired/Exchanged	(24,999)	5.00
Outstanding at March 31, 2015	1,387,186	6.51	8.0
Exercisable at March 31, 2015	469,365	$4.72	5.5

At March 31, 2015, there was $3,493,360 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.1 years.

Note 10 — Warrants

During the three months ended March 31, 2015, there were no warrants exercised to purchase shares of the Company’s common stock. At March 31, 2015 and December 31, 2014, there were 1,564,108 warrants outstanding with a weighted average exercise price of $4.48. The shares underlying the warrants have not been registered. Warrants to purchase 21,000 shares of the Company’s common stock were unvested at March 31, 2015.

Note 11 — Resignation Agreement

On January 9, 2015, the Company entered into a Resignation and Release Agreement (the “Resignation Agreement”) with Paul Bundschuh, the Company’s former Chief Marketing Officer. Under the terms of the Resignation Agreement, Mr. Bundschuh is to receive the full severance benefits to which he would have been entitled under his employment agreement if he had been terminated without cause. In addition, 10,000 stock options previously issued to Mr. Bundschuh and scheduled to vest on December 31, 2015 were immediately vested upon execution of the Resignation Agreement and recorded an expense of $26,067. The Company recorded an additional accrual of $140,000 related to the Resignation Agreement. At March 31, 2015, the remaining balance was $87,507 and is included in accrued expenses.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2014 financial statements and related notes included in our Annual Report on Form 10-K. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part II, Item 1A of this report.

OVERVIEW

Ideal Power is located in Austin, Texas. We have developed an electronic power conversion technology called Power Packet Switching Architecture (“PPSA”). PPSA is a new universal power conversion technology intended to improve upon current power conversion technology in key product metrics, such as weight, size, cost, efficiency and flexibility. PPSA utilizes standardized hardware with application specific embedded software. We have been granted 19 United States patents and 4 international patents on PPSA and its applications, and are continuing to build an intellectual property portfolio around it. The electronic power conversion industry’s vertical markets are large and include power conversion systems for residential, commercial, and utility-scale renewable energy systems, including photovoltaic (“PV”) systems, battery energy storage systems (“BESS”), microgrids, electric vehicle (“EV”) fast chargers, variable frequency drives (“VFDs”) for motors, and on-board power converters for electric vehicles. Due to the design advantages inherent in its PPSA technology, the Company believes it can provide solutions that are both efficient and economically advantageous to many of these markets.

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

Currently, the Company’s products are designed by Ideal Power, manufactured by contract manufacturers, and sold by Ideal Power both directly to its customers and through a distribution channel partner. The Company may consider additional go-to-market strategies in the future including but not limited to product licensing arrangements with leading global electronics companies. Such arrangements could allow for regional manufacturers to build the Company’s products under license for specific markets or specific applications.

The Company was founded on May 17, 2007. To date, operations have been funded primarily through the sale of common stock, U.S. Department of Energy grants and, prior to its initial public offering, issuance of convertible debt. Total revenue generated from inception to date at March 31, 2015 amounted to $7,275,187 with approximately a third of that revenue coming from government grants. The Company has applied these revenues to research and product development, thereby reducing its capital requirements. The Company may continue to pursue research and development grants, if and when available, for the purpose of developing new products and improving current products. The Company can make no assurances that additional grants will be available in the future.

Business Strategy

The Company’s business strategy is to promote and expand the uses of its PPSA technology initially through product development and product sales, potentially followed by licensing product designs to other OEMs all while continuing to innovate and expand the Company’s intellectual property portfolio in the power conversion space. To bring its products to market, the Company will seek out best-in-class partners who will build Ideal Power’s innovative products into higher value products, which the Company believes will result in multiple strategic sales channels with Ideal Power’s core PPSA technology as a key aspect of a system. Additionally, the Company has begun to partner with battery manufacturers, who will offer a battery system to end users which has been sized to pair with the Company's power conversion products. These systems will be sold to system installers and electrical contractors and end-user customers. The Company currently serves this channel through a distribution agreement with Rexel / Gexpro who will inventory its products to best meet the broad needs of this rapidly growing industry.

Our Products

The Company has developed products commercializing its PPSA technology and makes these products available for sale both directly to customers and through a distributor. The Company is currently selling six power conversion products utilizing its patented PPSA technology. These products are described as follows:

•	A 30kW Battery Converter for the growing commercial and industrial grid-tied distributed energy storage market. This product received UL1741 certification, required for connection to the power grid in the United States, in January 2013. The 30kW bi-directional Battery Converter uses the same hardware design as the 30kW PV Inverter, but with more sophisticated embedded software for bi-directional power conversion and control. This product has significant performance advantages over other solutions in the market for BESS including its 96.5% CEC-weighted efficiency. Traditional, transformer-based power conversion systems typically have a 92 – 93% CEC-weighted efficiency. Ideal Power’s 4% improvement is effectively an 8% improvement due to the fact that the CEC weighting only counts efficiency in one conversion step but two are required (grid → battery & battery → grid) due to the bi-directional nature of BESS applications. As a result, a BESS using a transformer-based product requires 8% more input electricity and 4% more battery storage capacity to create the same electrical output as a BESS using Ideal Power’s product. Ideal Power’s product is approximately 1/5th the size and weight of transformer-based products, reducing the costs of materials, manufacturing, shipping, installation and maintenance. Ideal Power’s 30kW Battery Converter also has a significantly lower acoustic noise profile, which allows for installation in buildings without the need for acoustic isolation or insulation. This product is selling in volume today and it represented the majority of 2014 and first quarter 2015 product revenue.

•	A 30kW grid-resilient AC-DC-DC multi-port power conversion system, formerly known as a “hybrid” power conversion system, which has two DC ports enabling both PV and a DC battery system to be installed with one simple connection. This product was introduced in summer 2014 and is capable of operating in both 50Hz and 60Hz environments making it Ideal Power’s first “world-product”. This product also has the ability to form and manage a “micro-grid”, effectively using energy storage with distributed generation resources to make its own power grid to support critical loads or simply allow a building to disconnect from the utility power grid. This product is used in both off-grid and grid-tied applications and, in 2014, received the “Electrical Energy Storage Award” for product innovation at InterSolar, Germany, the world’s largest solar exhibition. For grid-tied applications, this product is expected to receive its UL 1741 certification in Spring 2015.

•	A 125kW grid-resilient AC-DC power conversion system, which was introduced in October 2014, for higher power applications. This 125kW system has over four times the power of the 30kW product, is also a “world-product”, and also has the ability to form and manage a micro-grid. First articles of this new product will be delivered to customers in Spring 2015. This product is primarily for use in grid-tied applications and as such it is expected to receive its UL 1741 certification in late Summer 2015 and begin shipping in volume shortly thereafter.

•	A 125kW grid-resilient AC-DC-DC multi-port power conversion system, which was also introduced in October 2014, for higher power applications with multi-port capabilities. This 125kW system has over four times the power of the 30kW multi-port product, is also a “world-product,” and also has the ability to form and manage a micro-grid. First articles of this new product will be delivered to early customers in Spring 2015. This product is mostly for off-grid and micro-grid management applications and as such is not currently planned to receive a UL 1741 certification in 2015.

•	A new 30kW grid-resilient AC-DC power conversion system, which was introduced in February 2015 as the next generation of Ideal Power’s 30kW Battery Converter. This new product has all of the design features of Ideal Power’s new “world-products” and is targeted for those customers who want Ideal Power’s best-selling 30kW Battery Converter but need to use the product overseas or need the ability to form and manage a micro-grid. This new product is not a replacement for the 30kW Battery Converter but rather it is a complimentary product with additional features that will open up new markets for Ideal Power.

•	A 30kW PV Inverter, which is available in the United States as a UL 1741 Certified product for commercial and industrial PV installations. This product was Ideal Power’s first product and was an important building block in validating the Company’s technology and provided valuable operating experience in conditions outside of the laboratory. This product shares the same hardware as the Company’s 30kW Battery Converter but uses embedded software specific to a PV application. While it is still available for sale it is not actively marketed and the Company expects it to have little to no revenue going forward as the Company’s product focus has shifted to higher value bi-directional applications.

Future Innovations

Ideal Power continues to focus its long-term development efforts on next-generation power switches, including the Bi-Directional Insulated Gate Bipolar Transistors (“BD-IGBT”). Standard, single-direction IGBTs are widely used in power conversion systems today. In conventional power conversion systems, IGBT’s are used as power switches to conduct and block current in a single direction. Ideal Power believes that its technology can potentially be even more efficient. With new, bi-directional power switches conducting and blocking current in both directions, Ideal Power believes that it may be able to replace two traditional IGBT’s and two diodes with one new BD-IGBT in its systems, potentially enabling even higher efficiency and further reducing material costs which may further enhance the market competitiveness of Ideal Power’s products and core PPSA technology.

Our BD-IGBT development effort was partially funded by the U.S. Department of Energy’s $2.5 million ARPA-E grant. The grant funds were fully utilized at December 31, 2014 and the Company is self-funding current development efforts.

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

Targeted Markets

The Commercial BESS Market

The commercial and industrial battery energy storage system (“BESS”) market is the primary vertical power conversion market for the Company’s 30kW Battery Converter, Grid-Resilient 30kW Power Conversion System, and Grid-Resilient 125kW Power Conversion System. These products are currently being sold to commercial BESS integrators such as Sharp Electronics, Green Charge Networks, EOS Energy, and Coda Energy. As these products gain traction in the market with these and other customers, the Company believes that it is well positioned to emerge as the market-leader in power conversion solutions to the commercial and industrial segment of the BESS vertical and will benefit from this market’s rapid growth.

The primary value proposition for commercial or industrial BESS is to reduce monthly utility demand charges. For example, the cost of installing commercial BESS in California may be recovered over a period of three to five years when combined with high demand charges and the State’s Self Generation Incentive Program. Increasing demand charges and lower system costs should also make commercial BESS solutions financially attractive to commercial businesses in New York, where systems are already being installed, and in many other states. The Company expects the cost of commercial and industrial BESS systems to continue to decline due primarily to lower battery costs. Many larger BESS installations have traditionally used several of our 30kW Battery Converters. With direct customer feedback, the Company developed its new 125kW products to help reduce installation and system costs for these larger installations. The Company believes the combination of lower BESS costs, third-party financing, continued increases in utility demand charges, and the continued entrance of large, established companies to the BESS space will all contribute to accelerating market growth.

Commercial BESS with PV Systems

Commercial and industrial BESS systems are able to generate value far beyond peak demand reduction. The Company believes it will become increasingly attractive to co-locate BESS systems with distributed PV. IHS, a global research firm with a renewable industry focus, forecasts that global installations of grid-tied commercial BESS systems coupled with PV, a subset of the battery and microgrid market, will grow 111% annually from 2014 to over 600 MW of BESS systems by 2018. Also according to IHS, the global PV industry is projected to grow from 45GW of annual installations in 2014 to 71GW in 2018. The growth rate of the industry during the next few years is projected to slow to 11% CAGR from a 21% CAGR between 2012 and 2014. Providing a new generation of solutions with integrated energy storage will enable the PV industry to address new markets with high growth potential. These new PV+BESS markets include providing backup power during blackouts, improving grid stability in high penetration PV areas and reducing diesel fuel consumption in remote off-grid microgrids. In the event of a grid failure, grid-tied PV installations are not capable of operating independently. For example, during Superstorm Sandy grid-tied PV installations without energy storage would not operate. Systems incorporating Ideal Power’s mulit-port power conversion systems along with PV and a BESS will be capable of providing backup power during grid blackouts. The Company expects its multi-port products to be attractive to existing customers as a low-cost system upgrade to improve integration of PV. The Company further expects its products to provide competitive solutions for these market requirements.

Microgrid Applications

PV has one of the lowest levelized costs of energy for new electrical generation capacity and this is expected to remain true in the near term. Over the next decade the greatest demand for new power generation capacity is likely to occur in regions with less reliable power grids such as Southeast Asia, Africa, the Middle East, and Central and South America. Remote communities and infrastructure in these regions are more likely to depend on expensive diesel generators for their primary fuel supply and may not have a utility power grid to access for high quality, reliable power.

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

The Company believes that its award-winning multi-port power conversion architecture is a highly attractive solution for integrating BESS, PV and diesel generators for both grid-tied and off grid markets. Customer and industry forecasts indicate that these markets will grow dramatically in the coming years, and the Company expects to benefit from this growth.

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

In addition to the markets discussed above, the Company has opportunities for market expansion into fast electric vehicle chargers in certain applications where its products compact size and multi-port capabilities can unlock value for the system integrator particularly in locations where battery storage is coupled with the charging system to eliminate demand charges or expand the charging systems response capabilities. The Company also sees future potential in the commercial wind turbine market where we received our first order in 2014. The customer plans to use Ideal Power products in a new 100kW turbine to serve agricultural load requirements.

Ideal Power plans to continue to monitor all power conversion markets for opportunities to create solutions for customers which unlock the value of the Company’s patented technology.

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

Ideal Power is further developing its technology to allow it to launch additional products, enhance its competitive advantages and enter other large vertical markets. The Company’s goal is to establish PPSA as the leading technology for electronic power conversion for several large markets through both product sales and potentially licensing in selected geographies and markets. The Company’s objectives are to continue to commercialize its technology through the development of a variety of power conversion products and expand its channels to target markets. Ideal Power may eventually license the manufacture of its products to original equipment manufacturers (“OEMs”) and, in certain markets, directly to large customers.

We expect to continue to use the net proceeds received from the initial public offering of our common stock for new product research, new product and existing product development, the commercialization of our products, protection of our intellectual property, purchases of property and equipment and for working capital and other general corporate purposes. The net cash proceeds from the initial public offering of our common stock totaled approximately $15 million. Our actual and anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and development lab and other equipment, costs associated with development activities, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We added 12 employees from our initial public offering through March 31, 2015 and anticipate increasing the number of employees of the Company by approximately 5 – 10 employees by the end of 2015. However, this increase is highly dependent on the nature of our development efforts. We have added and anticipate adding employees in the areas of research and development and product engineering and, to a lesser extent, sales and marketing and general and administrative functions as required to support our efforts. We have and expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property. We also have incurred and expect to incur capital expenditures for the purchase of testing and other lab equipment and leasehold improvements.

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

We received an award of $2.5 million from ARPA-E. Through December 31, 2014, we had recognized the full amount of the award under this grant. This award was used in the development of our BD-IGBT power switches and other related power semi-conductor technology. While we currently successfully use commodity silicon IGBT and diode components in our products, we are developing BD-IGBT devices that we believe could significantly improve the efficiency, weight and manufacturing costs of our products as well as have broader potential applications. We have run successful simulations on the BD-IGBT power switches and have begun initial runs of prototype switches at our semiconductor fabrication subcontractor.

Critical Accounting Policies

There have been no significant changes during the three months ended March 31, 2015 to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

Revenues.   Revenues for the three months ended March 31, 2015 of $1,197,991 were $906,896, or 312%, higher than the $291,095 we earned in revenues for the three months ended March 31, 2014. The increase in revenue was driven by a $1,089,491 increase in product revenues, primarily associated with sales of our 30kW Battery Converter.

There were no grant revenues for the three months ended March 31, 2015, as compared to grant revenues for the three months ended March 31, 2014 of $182,595. At December 31, 2014, we had recognized all grant revenues related to the ARPA-E grant.

Cost of Revenues.   Cost of revenues increased for the three months ended March 31, 2015, to $1,019,501 compared to $397,224 for the three months ended March 31, 2014 due to $825,160 increase in product cost of revenue partially offset by a $202,883 decrease in grant research and development costs. The increase was primarily due to higher unit sales volumes compared to the three months ended March 31, 2014, as well as higher personnel costs of $76,931. The decrease in grant research and development costs is due to the ARPA-E grant being fully funded at December 31, 2014.

Gross Profit (Loss).   Gross profit for the three months ended March 31, 2015 was $178,490 compared to a gross loss for the three months ended March 31, 2014 of $106,129. Our gross profit was due to the impact of $1,089,491 of higher product sales compared to the three months March ended 31, 2014. Gross profit was also negatively impacted due to increased engineering personnel costs as we added resources to support our existing products.

 Research and Development Expenses.   Research and development expenses increased by $682,669, or 221%, to $992,232 in the three months ended March 31, 2015 from $309,563 in the three months ended March 31, 2014. The increase was due primarily to higher personnel costs of $199,672 and stock-based compensation of $41,695 as we added both firmware and hardware engineering personnel. We also recognized $180,571 of costs related to advanced power switch development as we self-funded these efforts in the three months ended March 31, 2015 after fully utilizing the ARPA-E grant program funding in December 2015 and $162,851 of additional supplies and materials used in the ongoing development of new product prototypes.

General and Administrative Expenses.   General and administrative expenses increased by $165,809, or 22%, to $910,777 in the three months ended March 31, 2015 from $744,968 in the three months ended March 31, 2014. The increase was due primarily to higher stock-based compensation of $95,697 and higher legal and patent fees of $58,094 compared to the three months ended March 31, 2014.

 Sales and Marketing Expenses.   Sales and marketing expenses increased by $204,733, or 76%, to $472,952 in the three months ended March 31, 2015 from $268,219 in the three months ended March 31, 2014. The increase was due primarily to severance costs of $139,955, higher contract labor costs of $36,660, personnel costs of $21,714 and stock-based compensation of $16,422.

Loss from Operations.   Due to the increase in our operating expense which is partially offset by our gross profit, our loss from operations for the three months ended March 31, 2015 was $2,197,471 or 54% higher than the $1,428,879 loss from operations for the three months ended March 31, 2014.

Interest Income.   Interest income decreased from $8,137 for the three months ended March 31, 2014 to $4,473 for the three months ended March 31, 2015, as the balance of the money market account declined.

Net Loss.   As a result of a higher loss from operations, our net loss for the three months ended March 31, 2015, was $2,192,998 as compared to a net loss of $1,420,742 for the three months ended March 31, 2014.

Liquidity and Capital Resources

Although our revenues have increased every full calendar year from the date of our inception, we do not generate enough revenue to sustain our operations. Our revenues are derived from the sales of our products and from grants we have received for the development of our technology. We have primarily funded our operations through the sale of common stock, U.S. Department of Energy grants and, prior to its initial public offering, issuance of convertible debt.

At March 31, 2015, we had cash and cash equivalents of $6,169,375. Our net working capital and long-term debt at March 31, 2015 were $5,796,263 and $0, respectively.

Operating activities in the three months ended March 31, 2015 resulted in cash outflows of $1,592,263, which were due primarily to the net loss for the period of $2,192,998, partly offset by non-cash items of $464,460, related primarily to stock-based compensation, and positive working capital changes of $136,275. Operating activities in the three months ended March 31, 2014 resulted in cash outflows of $1,517,477, which were due primarily to the net loss for the period of $1,420,742 and negative working capital changes of $328,353, partly offset by non-cash items, related primarily to stock-based compensation, of $231,618.

Investing activities in the three months ended March 31, 2015 and 2014 resulted in cash outflows of $235,186 and $175,068, respectively, for development of patents and acquisition of fixed assets.

Financing activities in the three months ended March 31, 2015 resulted in cash inflows of $84,813 related to stock options exercises. Financing activities in the three months ended March 31, 2014 resulted in cash outflows of $9.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of March 31, 2015, our disclosure controls and procedures are effective.

There have been no other material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in our 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our initial public offering of our common stock on registration statement number 333-190414, declared effective on November 21, 2013, raised approximately $15 million in net cash proceeds after expenses. Through March 31, 2015, we used approximately $9 million of the net cash proceeds from the offering. These funds were used as follows: $601,000 for protection of our intellectual property, $501,000 for purchase of equipment and software and the remainder for our operations, including research and development and general and working capital purposes. None of the proceeds were used for construction of plant, building and facilities, the purchase of real estate or the acquisition of any business.

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

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, has duly, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 6, 2015	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer

