Form 10-Q
period 2015-09-30
Ideal Power Inc.
filed 2015-11-13
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of November 9, 2015, the issuer had 9,400,043 shares of common stock, par value $.001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,326,588	$7,912,011
Accounts receivable, net	795,559	446,521
Inventories, net	586,144	251,338
Prepayments and other current assets	166,634	263,605
Total current assets	18,874,925	8,873,475

Property and equipment, net	854,280	374,376
Intangible assets, net	1,288,010	1,012,964
Other non-current assets	17,920	17,920

Total assets	$21,035,135	$10,278,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,033,854	$441,636
Accrued expenses	1,093,363	773,119
Total current liabilities	2,127,217	1,214,755
Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,379,939 and 7,048,235 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	9,380	7,048
Additional paid-in capital	49,957,213	32,712,020
Treasury stock	(2,657)	(2,657)
Accumulated deficit	(31,056,018)	(23,652,431)
Total stockholders’ equity	18,907,918	9,063,980
Total liabilities and stockholders’ equity	$21,035,135	$10,278,735

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Products	$895,490	$289,000	$3,292,518	$841,600
Grants	-	149,029	-	448,050
Total revenue	895,490	438,029	3,292,518	1,289,650

Cost of revenues:
Products	842,425	367,947	2,918,064	1,003,260
Grant research and development costs	-	165,588	-	497,833
Total cost of revenue	842,425	533,535	2,918,064	1,501,093

Gross profit (loss)	53,065	(95,506)	374,454	(211,443)

Operating expenses:
Research and development	1,716,782	689,396	3,809,362	1,644,294
General and administrative	888,132	762,741	2,767,273	2,225,996
Sales and marketing	378,378	310,818	1,222,558	840,565
Total operating expenses	2,983,292	1,762,955	7,799,193	4,710,855

Loss from operations	(2,930,227)	(1,858,461)	(7,424,739)	(4,922,298)

Interest income	12,028	6,617	21,152	22,148

Net loss	$(2,918,199)	$(1,851,844)	$(7,403,587)	$(4,900,150)

Net loss per share – basic and fully diluted	$(0.31)	$(0.26)	$(0.91)	$(0.70)

Weighted average number of shares outstanding – basic and fully diluted	9,356,195	7,015,156	8,180,137	7,008,634

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,403,587)	$(4,900,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	54,791	-
Write-down of inventory	(2,156)	-
Depreciation and amortization	144,834	43,248
Write-off of capitalized software	45,641	-
Write-off of capitalized patents	109,788	-
Stock-based compensation	1,012,825	597,055
Common stock issued for services	-	50,004
Fair value of warrants issued for services	76,410	101,879
Decrease (increase) in operating assets:
Accounts receivable	(403,829)	(147,363)
Inventories	(348,677)	175,746
Prepayments and other current assets	96,971	88,956
Increase (decrease) in operating liabilities:
Accounts payable	592,218	(109,717)
Accrued expenses	320,244	280,610
Net cash used in operating activities	(5,704,527)	(3,819,732)

Cash flows from investing activities:
Purchase of property and equipment	(636,741)	(278,318)
Acquisition of intangible assets	(402,445)	(313,766)
Net cash used in investing activities	(1,039,186)	(592,084)

Cash flows from financing activities:
Net proceeds from issuance of common stock	15,924,405	-
Exercise of options and warrants	233,885	4,987
Net cash provided by financing activities	16,158,290	4,987

Net increase (decrease) in cash and cash equivalents	9,414,577	(4,406,829)
Cash and cash equivalents at beginning of period	7,912,011	14,137,097
Cash and cash equivalents at end of period	$17,326,588	$9,730,268

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

Since its inception, the Company has generated limited revenues from the sale of products and has financed its research and development efforts and operations primarily through the sale of common stock and, prior to its initial public offering, the issuance of convertible debt.

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

Inventories

Inventories are stated at the lower of cost (first in, first out method) or market value. Inventory quantities on hand are reviewed regularly and a write-down for excess and obsolete inventory is recorded based primarily on a forecast of product demand, market conditions and planned design changes.

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

Historically, the Company received payments from government entities in the form of government grants. Government grants are agreements that generally provide the Company with cost reimbursement for certain types of research and development activities over a contractually defined period. Revenues from government grants are recognized in the period during which the Company incurs the related costs, provided that the Company has incurred the cost in accordance with the specifications and work plans determined between the Company and the government entity. Costs incurred related to the grants are recorded as grant research and development costs. At December 31, 2014, the Company had recognized all grant revenues related to the ARPA-E grant and no grant revenue was recognized in the three and nine months ended September 30, 2015. Grant receivables were $132,227 at December 31, 2014 and were included in accounts receivable. At September 30, 2015, all outstanding grant receivables had been collected.

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

Research and Development

Grant research and development are costs incurred solely related to grant revenues, and are classified as a line item under cost of revenues. Other research and development costs are presented as a line item under operating expenses and are expensed as incurred. Total research and development costs incurred during the three and nine months ended September 30, 2015 amounted to $1,716,782 and $3,809,362. Total research and development costs incurred during the three and nine months ended September 30, 2014 amounted to $854,984 and $2,142,127, inclusive of $165,588 and $497,833 related to grant research which was included in cost of revenues.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. At September 30, 2015 and December 31, 2014, the Company has established a full reserve against all deferred tax assets.

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

Net Loss Per Share

The Company applies Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method. In periods with a net loss, no common share equivalents are included because their effect would be anti-dilutive. At September 30, 2015 and 2014, potentially dilutive shares outstanding amounted to 3,061,810 and 2,940,635, respectively.

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

The Company had revenue from two customers which accounted for 55% and 12% of net revenue for the three months ended September 30, 2015 and revenue from four customers which accounted for 29%, 22%, 15% and 13% of net revenue for the nine months ended September 30, 2015. The Company had receivable balances from two customers that accounted for 83% of trade receivables at September 30, 2015.

Recent Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330), which requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. The adoption of the updated standard is not expected to have a material effect on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in US GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for annual and interim periods beginning after December 15, 2017. The adoption of the updated standard is not expected to have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

Note 3 – Accounts Receivable

Accounts receivable, net consisted of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)
Trade receivables	$716,846	$231,412
Grant receivables	-	132,227
Other receivables	78,713	107,657
	795,559	471,296
Allowance for doubtful accounts	-	(24,775)
	$795,559	$446,521

For the nine months ended September 30, 2015, $79,566 of trade receivables from customers were written-off as it was determined that the probability of collection was remote, of which $24,775 had been reserved at December 31, 2014. During the three months ended September 30, 2015, the Company collected $24,124 of trade receivables which had been previously written-off in 2015.

Note 4 – Inventories

Inventories, net consisted of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)
Raw materials	$261,707	$143,289
Finished goods	328,711	148,752
	590,418	292,041
Reserve for obsolescence	(4,274)	(40,703)
	$586,144	$251,338

For the nine months ended September 30, 2015, the Company recorded a $34,273 write-off of inventory, of which $14,079 had been reserved at December 31, 2014, and a favorable adjustment of $26,624 to eliminate the remaining reserve as it was determined that planned design changes that originally necessitated the establishment of the reserve would be delayed. There was a $4,274 reserve for excess and obsolete inventory at September 30, 2015 related to component parts not anticipated to be used in production.

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)
Machinery and equipment	$594,363	$263,142
Building leasehold improvements	318,545	48,280
Furniture, fixtures, software and computers	181,486	183,237
	1,094,394	494,659
Accumulated depreciation and amortization	(240,114)	(120,283)
	$854,280	$374,376

Note 6 – Intangible Assets

Intangible assets, net consisted of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)
Patents	$1,243,564	$1,040,219
Other intangible assets	89,312	-
	1,332,876	1,040,219
Accumulated amortization	(44,866)	(27,255)
	$1,288,010	$1,012,964

During the three months ended September 30, 2015, the Company acquired a defensive intangible asset for $89,312, inclusive of acquisition costs, in order to provide potentially incremental intellectual property protection in commercially important global markets. For the nine months ended September 30, 2015, capitalized patent costs of $109,788 were written off as the Company chose to discontinue pursuit of the associated patents. The expense associated with the write-offs is included in general and administrative expenses.

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)
Accrued compensation	$538,189	$548,953
Warranty reserve	312,721	143,364
Other	242,453	80,802
	$1,093,363	$773,119

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

At September 30, 2015, the remaining annual base rent commitments under the lease, assuming no early termination, are as follows:

Year Ended December 31,	Amount
2015	$39,468
2016	159,941
2017	163,489
2018	68,736
Total	$431,634

The Company incurred rent expense of $54,552 and $50,176 for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the Company incurred rent expense of $161,929 and $86,949, respectively.

Note 9 – Common Stock

On May 20, 2015, the Company completed an underwritten follow-on offering of 2,225,825 shares, inclusive of the underwriter’s overallotment of 290,325 shares, of its common stock. Gross proceeds were $17.25 million before underwriting discounts and offering expenses. Net cash proceeds were approximately $15.9 million after offering fees and expenses, including the underwriting discount of approximately $1.0 million.

Note 10 — Equity Incentive Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved shares of common stock for issuance under the Plan not to exceed a maximum of 839,983 shares. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The persons eligible to participate in the Plan are employees (including officers), members of the Board of Directors, consultants and other independent advisors and contractors who provide services to the Company. Options issued under the Plan may have a term of up to ten years and may have variable vesting. The typical vesting schedule for stock options awarded under the Plan is a four year annual vesting schedule for employees and a one year quarterly vesting schedule for Board members.

On May 26, 2015, the stockholders approved an amendment to the Plan which increased shares available for issuance under the Plan by 1,250,000 shares. At September 30, 2015, there were 855,465 shares of common stock available for issuance under the Plan.

On August 27, 2015, the Compensation Committee approved a restatement of the Plan in order to clarify the types of awards allowable under the plan to include restricted stock units and performance stock units.

Equity-Settled Awards

On August 15, 2015, the Company granted an employee 10,000 shares of restricted stock. The fair value of the restricted stock was $77,700 based on the closing market price of the Company’s stock on the date of grant, which will be recognized ratably over the four-year vesting period. Stock compensation expense of $2,428 related to this grant was recognized during the nine months ended September 30, 2015. Shares outstanding at September 30, 2015 include the 10,000 shares of unvested restricted stock.

On September 10, 2015, the Company granted an employee 96,000 performance share units (PSUs), which are subject to the satisfaction of certain market-based and continued service conditions. The market-based vesting criteria are separated into four tranches and require that the Company achieve certain stock price targets ranging from $9 per share to $15 per share during the four-year period following the grant date. With certain limited exceptions, continued employment with the Company on the fourth anniversary of the grant date is required in order for the PSUs to vest. The grant-date fair value of the PSUs was $405,997, or $4.23 per unit, using a Monte Carlo Simulation with a four-year life, 60% volatility and a risk free interest rate of 1.3%.The fair value of the PSUs is being recognized over the vesting period and $5,639 was recognized during the nine months ended September 30, 2015.

Stock Options

During the nine months ended September 30, 2015, the Company granted 38,502 stock options to Board members and 148,400 stock options to employees. The estimated fair value of stock options granted under the Plan in the nine months ended September 30, 2015, calculated using the Black-Scholes option valuation model, was $814,504, of which $151,701 was recognized during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, 65,203 options to purchase shares of the Company’s common stock were exercised. The Company issued 56,536 shares of common stock and 8,667 options were cancelled to satisfy the exercise price of options exercised on a cashless basis. Net proceeds received from option exercises were $183,892 during the nine months ended September 30, 2015.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2014	1,368,047	$6.41	8.7
Granted	186,902	$7.74
Exercised	(65,203)	$4.12
Forfeited/Expired/Exchanged	(45,087)	$5.94
Outstanding at September 30, 2015	1,444,659	$6.70	7.8
Exercisable at September 30, 2015	579,984	$5.61	6.2

At September 30, 2015, there was $3,308,041 of unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.8 years.

Note 11 — Warrants

During the nine months ended September 30, 2015, warrant holders exercised 38,574 warrants on a cashless basis and received 24,960 shares of common stock and 13,614 shares were used to cover the exercise price. In addition, a warrant holder exercised 14,383 warrants and paid the exercise price in cash. Net proceeds received from warrant exercises were $49,993 during the nine months ended September 30, 2015.

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,564,108	$4.48
Exercised	(52,957)	$3.48
Outstanding at September 30, 2015	1,511,151	$4.52

The shares underlying the warrants have not been registered. Warrants to purchase 3,000 shares of the Company’s common stock were unvested at September 30, 2015.

Note 12 — Resignation Agreement

On January 9, 2015, the Company entered into a Resignation and Release Agreement (the “Resignation Agreement”) with Paul Bundschuh, the Company’s former Chief Marketing Officer. Under the terms of the Resignation Agreement, Mr. Bundschuh received the full severance benefits to which he would have been entitled under his employment agreement if he had been terminated without cause. In addition, 10,000 stock options previously issued to Mr. Bundschuh and scheduled to vest on December 31, 2015 were immediately vested upon execution of the Resignation Agreement and the Company recorded an expense of $26,067 related to the vesting of the options. The Company also recorded an accrual of $140,000 related to the Resignation Agreement. At September 30, 2015, there was no accrual remaining.

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

OVERVIEW

Ideal Power is located in Austin, Texas. We design, market and sell electrical power conversion products using our proprietary technology called Power Packet Switching Architecture, or PPSA. Our PPSA technology enables high efficiency power conversion by eliminating many of the heavy, passive components used in conventional power conversion products and replacing them with a unique software-enabled topology. Our products are designed to be used in both on-grid and off-grid applications. We believe our products are the only transformer-less power converters with electrical isolation approved for use in on-grid applications. Our technology is protected by a patent portfolio of 30 US and four foreign issued patents. We own all of the rights to our PPSA technology.

We sell our products primarily to systems integrators for installation as part of a larger turn-key system providing the end user with a complete solution for managing their energy consumption. These customers sell systems that enable end users to manage their electricity consumption by reducing demand charges and integrating renewable energy sources. We also sell systems to commercial end users that enable them to reduce fossil fuel consumption and/or form their own microgrid. Our products are made by contract manufacturers to our specifications, enabling us to scale production to meet demand on a cost-effective basis without requiring significant expenditures on manufacturing facilities and equipment. Our existing products that connect to the power grid are certified for UL 1741 conformance, and we are in the process of getting new products certified as well.

We were founded on May 17, 2007. To date, operations have been funded primarily through the sale of common stock and, prior to its initial public offering, the issuance of convertible debt. Total revenue generated from inception to date as of September 30, 2015 amounted to $9,369,714 with approximately a third of that revenue coming from government grants. We may continue to pursue research and development grants, if and when available, for the purpose of developing new products and improving current products.

Our PPSA Technology

Our PPSA-based products provide similar electrical isolation as traditional, transformer-based power conversion systems. We believe our products are the only commercial transformer-less power conversion systems that provide the electrical isolation required to connect alternative energy sources and battery storage systems to the grid. Because our products use software-enabled technologies to replace the traditional transformer and other bulky, passive components used in traditional power conversion systems, our power conversion systems (“PCS”) are lighter, smaller and more efficient.

Our PPSA technology uses indirect power flow in which power flows through input switches and is temporarily stored in our proprietary AC link inductor. Our proprietary fast switching algorithms enable the transfer of packets of power between ports in our system. As the AC link becomes charged, it disconnects from its input switches, resonates without being connected to either the input or output switches, and then reconnects to its output switches when it reaches the correct voltage and frequency for the application, providing electrical isolation without the need for a transformer.

Existing Products

We have six products based on our PPSA technology. Each of these products is briefly described below:

•	30kW photovoltaic, or PV, Inverter, which is certified for UL 1741 conformance and is intended to be used for commercial and industrial solar power installations. This is our first product and shares the same hardware as the Company’s 30kW battery converter described below but uses embedded software specific to a PV application.

•	30kW Battery Converter, which is certified for UL 1741 conformance and is intended to be used for the commercial and industrial grid-tied distributed energy storage market. This battery converter is bi-directional, which means power can flow to or from batteries. This product uses the same hardware design as the 30kW PV Inverter, but has embedded software that enables bi-directional power conversion and control. This product is more efficient and approximately only 1/4 th to 1/8 th the size and weight of similar transformer-based products. The 30kW Battery Converter also has a significantly lower acoustic noise profile and can be installed in buildings without the need for acoustic isolation or insulation.

•	30kW grid-resilient AC-DC PCS, for which we received certification for UL 1741 conformance for grid-tied applications in June 2015. This product is able to convert to both 50Hz and 60Hz AC current and has the ability to form and manage a microgrid. This product is intended for customers who need a 30kW battery converter for use overseas or who need the additional capability to form a microgrid. This product is not a replacement for our 30kW battery converter but complements the existing product with additional features.

•	30kW grid-resilient AC-DC-DC multi-port PCS with two DC ports enabling two DC inputs, such as a PV and a battery storage system, to be installed with one power converter. We received certification for UL 1741 conformance for grid-tied applications of this product in the June 2015. This product is capable of managing the conversion to both 50Hz and 60Hz AC current, enabling the ability to operate in grids outside of North America. This product also has the ability to form and manage a microgrid, effectively using energy storage with distributed generation resources to support critical loads or allow a building to disconnect from the utility power grid. This product received the “Electrical Energy Storage Award” for product innovation in 2014 at InterSolar Germany the world’s largest solar exhibition.

•	125kW grid-resilient AC-DC PCS, for higher power applications. This 125kW system has over four times the power of the 30kW product and is also able to convert to both 50Hz and 60Hz AC current. This product is primarily for use in grid-tied applications, and we received certification for its UL 1741 conformance in October 2015. It also has the ability to form and manage a microgrid.

•	125kW grid-resilient AC-DC-DC multi-port PCS for higher power applications with multi-port capabilities. This 125kW system has over four times the power of the 30kW multi-port product and is also able to convert to both 50Hz and 60Hz AC current. This product has the ability to form and manage a microgrid. Because this product is intended primarily for off-grid and microgrid management applications, we have not yet sought certification for UL 1741 conformance for this product. This product is currently in prototype production only with the first customer shipment in June 2015.

The figure below illustrates our product family:

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

Future Innovations

BD-IGBT

Our existing products incorporate multiple IGBTs, which are power switches used in the process to convert power from one current form to another. IGBTs switch power in only one direction (DC to AC or AC to DC) and require the use of a diode to prevent power from flowing back into the system. To enable our existing products to perform bi-directional power conversion, for each IGBT and diode used in our products, we must include a second IGBT and diode. These components result in a slight voltage drop that affects the electrical efficiency of our products and generate excess heat that must be dissipated. We are developing a bi-directional IGBT, or BD-IGBT, that we believe will allow us to substitute one BD-IGBT for two pairs of IGBTs and diodes used in our current products. Based on our software simulations, we believe that the BD-IGBTs can improve electrical efficiency in our power converters from approximately 96.5% to greater than 98%, which would reduce the heat generated by the operation of our products. As a result, products incorporating BD-IGBTs will require less space for heat dissipation which would allow us to reduce our material costs. We believe that these development efforts, if successful, will enhance the competitive position of our products.

B-TRAN

During the course of our BD-IGBT development, we have come up with an alternative bi-directional switch concept to the BD-IGBT which we are calling the B-TRAN. This new bi-directional switch concept has the potential to meet or exceed the projected performance of the B-IGBT as validated by third party simulations. While our primary technology path for bi-directional switching remains the BD-IGBT, the B-TRAN device provides us an option with potentially higher performance. During the second quarter of 2015, the U.S. Patent Office awarded us five new patents covering the operation, control and manufacturing of the B-TRAN device. During the three months ended September 30, 2015, we engaged an additional semiconductor fabricator to produce a proof of concept of the B-TRAN device which will result in a significant increase in our research and development spending for the balance of 2015 and first half of 2016.

We expect that our intellectual property rights will continue to be a significant asset to us and our strategy is to actively pursue patent protection for our innovative technologies in the US and other commercially important global markets. We have 30 US and four foreign issued patents. We have filed numerous additional pending US and foreign patent applications.

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

Battery and Microgrid Power Conversion Market

Battery Energy Storage Systems, or BESS, are stacks of batteries coupled with a power conversion system and a control system to enable electric power to be captured and stored for future use. These grid-tied systems can be large, megawatt-scale systems operated by utilities to better manage their system resources, or small, kilowatt-scale systems in homes and businesses designed to enable consumers to manage their power use and mitigate utility imposed demand charges. In certain US markets, such as California, New York, and Massachusetts, there are economic incentives available to commercial and industrial consumers in the form of reduced demand charges for installing a BESS and reducing peak consumption. There is also emerging regulatory policy that is driving the adoption of energy storage. For example, California has issued a mandate for over 1,000 megawatts of new energy storage to be installed by 2020, and currently offers attractive rebates to end users who install a BESS through its Self-Generation Incentive Program.

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

We sell a number of our products to BESS integrators, such as Gexpro Energy Solutions, Sharp Electronics, CODA Energy, Green Charge Networks and Sonnenbatterie.

Commercial and industrial BESS are used for more than peak demand reduction. IHS, a global research firm, forecasts that global installations of grid-tied commercial BESS coupled with PV, a subset of the battery and microgrid market, will grow 111% annually to over 600 MW of BESS by 2018.

Other Microgrid Applications

We believe, based on our analysis of market characteristics including existing grid infrastructure, high diesel fuel costs, good solar irradiance, and projected population growth, regions such as Southeast Asia, Africa, the Middle East, and Central and South America will have increasing demand for new power generation capacity. Remote communities with limited infrastructure in these regions depend more on expensive diesel fuel to generate electricity and may not have a utility power grid for access to high quality, reliable power. As a result, we believe that these less developed countries represent a significant opportunity for our grid-resilient products. IHS has predicted that the market for off-grid and microgrid BESS installations with PV will reach 400MW by 2018 with the majority of this growth coming from regions with less developed electricity infrastructure. We sell power conversion systems to customers such as Enerdel and Boeing for microgrids and distributed generation.

Other Markets

In addition to the markets discussed above, we believe there are other potential opportunities within other power conversion markets such as wind, photovoltaic, variable frequency drives, uninterruptible power supplies, electric vehicle charging and rail. For example, we have provided power conversion systems for a California Public Utility Commission-approved technology demonstration program to reduce the installation and operational costs of DC charging infrastructure for electric vehicles. Additionally, we have provided battery converters for the commercial wind turbine market.

Critical Accounting Policies

There have been no significant changes during the three and nine months ended September 30, 2015 to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014

Revenues.   Revenues for the three months ended September 30, 2015 of $895,490 were $457,461, or 104%, higher than the $438,029 we earned in revenues for the three months ended September 30, 2014. The increase was due to a $606,490 increase in product revenues from sales of our 30kW Battery Converter and our Grid-Resilient 30kW PCS and 125kW products.

There were no grant revenues for the three months ended September 30, 2015, as compared to grant revenues for the three months ended September 30, 2014 of $149,029. At December 31, 2014, we had recognized all grant revenues related to the ARPA-E grant.

Cost of Revenues.   Cost of revenues increased for the three months ended September 30, 2015 to $842,425 compared to $533,535 for the three months ended September 30, 2014 due to the increase in product cost of revenue partially offset by the decrease in grant research and development costs. The increase was primarily due to higher unit sales volumes compared to the three months ended September 30, 2014, as well as costs associated with the production of new products in low volume and higher personnel costs. The decrease in grant research and development costs is due to the ARPA-E grant being fully funded at December 31, 2014.

Gross Profit (Loss).   Gross profit for the three months ended September 30, 2015 was $53,065 compared to a gross loss for the three months ended September 30, 2014 of $95,506. Our gross profit improvement was due to the impact of $606,490 of higher product sales compared to the three months September 30, 2014 and was partly offset by costs associated with the production of new products in low volume and increased personnel costs.

Research and Development Expenses.   Research and development expenses increased by $1,027,386, or 149%, to $1,716,782 in the three months ended September 30, 2015 from $689,396 in the three months ended September 30, 2014. The increase was due to incremental costs associated with bi-directional power switch development of $638,674, higher development costs for our new 125kW 2 Port PCS of $147,821, higher personnel costs of $137,790, higher product certification costs of $98,380, and higher stock-based compensation of $41,063, partly offset by lower contract labor of $116,353. The costs related to bi-directional power switch development increased as we are self-funding these efforts after fully utilizing the ARPA-E grant program funding in December 2014.

General and Administrative Expenses.   General and administrative expenses increased by $125,391, or 16%, to $888,132 in the three months ended September 30, 2015 from $762,741 in the three months ended September 30, 2014. The increase was due primarily to higher stock-based compensation of $84,884 and higher legal and patent fees of $15,274 compared to the three months ended September 30, 2014.

Sales and Marketing Expenses.   Sales and marketing expenses increased by $67,560, or 22%, to $378,378 in the three months ended September 30, 2015 from $310,818 in the three months ended September 30, 2014. The increase was due primarily to higher contract labor costs of $35,172, placement costs of $29,294 and higher trade show costs of $26,066, offset partially by a collection of previously written-off bad debt of $24,124.

Loss from Operations.   Due to the increase in our operating expense, which was partially offset by our gross profit, our loss from operations for the three months ended September 30, 2015 was $2,930,227 or 58% higher than the $1,858,461 loss from operations for the three months ended September 30, 2014.

Interest Income.    Interest income increased to $12,028 for the three months ended September 30, 2015 compared to $6,617 for the three months ended September 30, 2014.

Net Loss.   As a result of a higher loss from operations, our net loss for the three months ended September 30, 2015, was $2,918,199 as compared to a net loss of $1,851,844 for the three months ended September 30, 2014.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

Revenues.    Revenues for the nine months ended September 30, 2015 of $3,292,518 were $2,002,868, or 155%, higher than the $1,289,650 we earned in revenues for the nine months ended September 30, 2014. The increase in revenue was driven by a $2,450,918 increase in product revenues, primarily associated with sales of our 30kW Battery Converter.

There were no grant revenues for the nine months ended September 30, 2015, as compared to grant revenues for the nine months ended September 30, 2014 of $448,050. At December 31, 2014, we had recognized all grant revenues related to the ARPA-E grant.

Cost of Revenues.    Cost of revenues increased for the nine months ended September 30, 2015, to $2,918,064 compared to $1,003,260 for nine months ended September 30, 2014 due to $1,914,804 increase in product cost of revenue partially offset by a $497,833 decrease in grant research and development costs. The increase was primarily due to higher unit sales volumes compared to the nine months ended September 30, 2014, as well as higher personnel costs of $152,038 and higher contract manufacturing costs of $83,343. The decrease in grant research and development costs is due to the ARPA-E grant being fully funded at December 31, 2014.

Gross Profit (Loss).    Gross profit for the nine months ended September 30, 2015 was $374,454 compared to a gross loss for the nine months ended September 30, 2014 of $211,443. Our gross profit was due to the impact of $2,450,918 of higher product sales compared to the nine months ended September 30, 2014. Gross profit was negatively impacted by increased supply chain and engineering personnel costs, as we added resources to support our existing products, and incremental costs associated with the initial roll-out of new products at low volume.

Research and Development Expenses.    Research and development expenses increased by $2,165,068, or 132%, to $3,809,362 in the nine months ended September 30, 2015 from $1,644,294 in the nine months ended September 30, 2014. The increase was due to incremental costs associated with bi-directional power switch development of $1,014,456, higher development costs for new products, including our grid-resilient 30kW 2 port and multi-port PCS and 125kW 2 port and multi-port PCS, of $342,470, higher personnel costs of $513,495, higher product certification costs of $182,707, and higher stock-based compensation of $114,996, partly offset by lower contract labor of $205,824. The costs related to bi-directional power switch development increased as we are self-funding these efforts after fully utilizing the ARPA-E grant program funding in December 2014.

General and Administrative Expenses.    General and administrative expenses increased by $541,277, or 24%, to $2,767,273 in the nine months ended September 30, 2015 from $2,225,996 in the nine months ended September 30, 2014. The increase was due primarily to higher stock-based compensation of $282,188, higher legal and patent fees of $151,161, and higher personnel costs of $119,617 compared to the nine months ended September 30, 2014. In addition, we wrote off $45,641 of capitalized software costs in the nine months ended September 30, 2015.

  Sales and Marketing Expenses.    Sales and marketing expenses increased by $381,993, or 45%, to $1,222,558 in the nine months ended September 30, 2015 from $840,565 in the nine months ended September 30, 2014. The increase was due primarily to severance costs of $139,530, higher contract labor costs of $102,571, higher trade show costs of $31,446, bad debt expense of $30,692 (net of recovery of $24,124) and higher personnel costs of $26,763 compared to the nine months ended September 30, 2014.

Loss from Operations.    Due to the increase in our operating expense which is partially offset by our gross profit, our loss from operations for the nine months ended September 30, 2015 was $7,424,739 or 51% higher than the $4,922,298 loss from operations for the nine months ended September 30, 2014.

Interest Income.    Interest income decreased to $21,152 for the nine months ended September 30, 2015 compared to $22,148 for the nine months ended September 30, 2014.

Net Loss.    As a result of a higher loss from operations, our net loss for the nine months ended September 30, 2015, was $7,403,587 as compared to a net loss of $4,900,150 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Although our revenues have increased every full calendar year from the date of our inception, we do not generate enough revenue to sustain our operations. Currently, our revenues are derived from the sales of our products. We have primarily funded our operations through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt.

At September 30, 2015, we had cash and cash equivalents of $17,326,588. Our net working capital and long-term debt at September 30, 2015 were $16,747,708 and $0, respectively.

Operating activities in the nine months ended September 30, 2015 resulted in cash outflows of $5,704,527, which were due primarily to the net loss for the period of $7,403,587, partly offset by non-cash items of $1,442,133, related primarily to stock-based compensation of $1,012,825, write-off of capitalized software and patent costs of $155,429 and depreciation and amortization of $144,834, and positive working capital changes of $256,927. Operating activities in the nine months ended September 30, 2014 resulted in cash outflows of $3,819,732, which were due to the net loss for the period of $4,900,150 partially offset by non-cash items of $792,186, related primarily to stock-based compensation of $597,055, and positive working capital changes of $288,232.

Investing activities in the nine months ended September 30, 2015 and 2014 resulted in cash outflows of $1,039,186 and $592,084, respectively, for development of patents and acquisition of fixed assets.

Financing activities in the nine months ended September 30, 2015 resulted in cash inflows of $16,158,290, related primarily to the issuance of 2,225,825 shares of common stock shares at a public offering price of $7.75. Net cash proceeds after offering-related expenses were $15,924,405. In addition, we received $233,885 in net proceeds from the exercise of stock options and warrants. Financing activities in nine months ended September 30, 2014 resulted in cash inflow of $4,987.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of September 30, 2015, our disclosure controls and procedures are effective.

There have been no other material changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Risks Related to the Company

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

Since our inception on May 17, 2007 through September 30, 2015, we have sustained $31,056,018 in net losses and we had a net loss for the year ended December 31, 2014 of $6,900,219 and a net loss for the nine months ended September 30, 2015 of $7,403,587. We expect to have operating losses at least until such time as we have developed a substantial and stable revenue base. We cannot assure you that we can develop a substantial and stable revenue base or achieve or sustain profitability on a quarterly or annual basis in the future.

As sales of our products have generated limited operating revenues, we have relied on borrowings under convertible promissory notes and, recently, proceeds from our initial public offering and our follow-on offering completed in May 2015 to continue our operations. If we are unable to implement our business plan, generate sustainable revenue and achieve profitable operations with our existing capital we would need to raise funds through equity or debt offerings and there can be no assurance that we will be able to do so.

To date we have had a limited number of customers. We cannot assure you that our customer base will increase.

We have had revenue from two customers which accounted for 55% and 12% of net revenue for the three months ended September 30, 2015 and revenue from four customers which accounted for 29%, 22%, 15% and 13% of net revenue for the nine months ended September 30, 2015. We had receivable balances from two customers that accounted for 83% of trade receivables at September 30, 2015. As we have sold our products to a limited number of customers, we cannot assure you that our customer base will expand or that any decline in net revenue attributable to customer losses will be able to be replaced in a timely manner.

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

We have received grant funds from the United States for the development of a bi-directional insulated-gate bipolar transistor, or BD-IGBT. In certain instances, the United States may obtain title to inventions related to this effort. If we were to lose title to those inventions, we may have to pay to license them from the United States in order to manufacture the BD-IGBT. If we were unable to license those inventions from the United States, it could slow down our product development.

In conjunction with the Advanced Research Projects Agency-Energy, or ARPA-E, grant we received from the Department of Energy, we granted to the United States a non-exclusive, nontransferable, irrevocable, paid-up license to practice or have practiced for or on behalf of the United States inventions related to the BD-IGBT and made within the scope of the grant. If we fail to disclose to the Department of Energy an invention made with grant funds that we disclose to patent counsel or for publication, or if we elect not to retain title to the invention, the United States may request that title to the subject invention be transferred to it.

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

If we lost title to the United States as a result of any of these events, we would have to pay to license the inventions, if needed, to manufacture the BD-IGBT from the United States. If we were unable to license those inventions from the United States, it could slow down our product development.

As we continue to grow and to develop our intellectual property, we could attract threats from patent monetization firms or competitors alleging infringement. We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

As we continue to grow and to develop our intellectual property, we could attract threats from patent monetization firms or competitors alleging infringement of intellectual property rights. For example, on October 4, 2013 we received a letter from a competitor alleging that the system architecture that appears on our website “appears” to infringe on patents licensed to or held by the competitor. We investigated this claim and determined that the allegation is without merit. No resolution regarding this assertion has been reached. In early 2014, we met with the competitor to discuss the issue. No subsequent discussions have been held with, and no further correspondence has been received from this competitor. If we cannot resolve this matter, the cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert management’s attention from our day-to-day operations.

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

To date, we have sold low volumes of our battery converter and power conversion system products. We expect that the marketing and sale of these products to end user customers will continue to be conducted primarily by a combination of system integrators, third-party strategic partners, distributors, or original equipment manufacturers, or OEMs. Consequently, commercial success of our products will depend to a great extent on the efforts of others. We intend to enter into strategic marketing and distribution agreements or other collaborative relationships to market and sell our products. However, we have entered into only a limited number of strategic marketing or material distribution agreements at this time. In 2015, we entered into one distribution agreement with a large electrical equipment distributor and another distribution agreement with a large solar equipment distributor. We may not be able to identify or establish additional and/or appropriate relationships in the near term or in the future. We can give no assurance that these distributors or OEMs will focus adequate resources on selling our products or will be successful in selling them. In addition, third-party distributors or OEMs have or may require us to provide volume price discounts and other allowances, customize our products or provide other concessions that could reduce the potential profitability of these relationships. Failure to develop sufficient distribution and marketing relationships in our target markets will adversely affect our commercialization schedule and to the extent we have entered or enter into such relationships, the failure of our distributors and other third parties to assist us with the marketing and distribution of our products, or to meet their monetary obligations to us, may adversely affect our financial condition and results of operations.

A material part of our success depends on our ability to manage our suppliers and manufacturers. Our failure to manage our suppliers and manufacturers could materially and adversely affect our results of operations and relations with our customers.

We rely upon suppliers to provide the components necessary to build our products and on contract manufacturers to procure components and produce our products. There can be no assurance that key suppliers and manufacturers will provide components or products in a timely and cost efficient manner or otherwise meet our needs and expectations. Our ability to manage such relationships and timely replace suppliers and manufacturers, if necessary, is critical to our success. Our failure to timely replace our contract manufacturers and suppliers, should that become necessary, could materially and adversely affect our results of operations and relations with our customers.

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

We are subject to credit risks.

Some of our customers may experience financial difficulties and/or may fail to meet their financial obligations to us. As a result, we may incur charges for bad debt provisions related to some trade receivables. In addition, in connection with the growth of the renewable energy market and other markets for our products, we are gaining new customers, some of which have relatively short histories of operations or are newly formed companies. As a result, it is difficult to ascertain financial information in order to appropriately extend credit to these customers. Further, the volatility in the renewable energy market may put additional pressure on our customers’ financial positions, as they may be required to respond to large swings in revenue. The renewable energy industry has also, from time to time, seen an increasing amount of bankruptcies and reorganizations as the availability of financing has diminished.

If customers fail to meet their financial obligations to us, or if the assumptions underlying our recorded bad debt provisions with respect to receivables obligations do not accurately reflect our customers’ financial condition and payment levels, we could incur write-offs of receivables in excess of our provisions, which could have a material adverse effect on our cash flow and operating results.

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

Any liability for damages resulting from malfunctions of our products could be substantial, increase our expenses and prevent us from growing or continuing our business. Potential customers may rely on our products for critical needs, such as backup power. A malfunction of our products could result in warranty claims or other product liability. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products. This could result in a decline in demand for our products, which would reduce revenue and harm our business. Further, since our products are used in systems that are made by other manufacturers, we may be subject to product liability claims even if our products do not malfunction.

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

Backlog may not result in revenue.

Our backlog of released and firm orders was approximately $2.2 million at September 30, 2015. We define backlog as consisting of accepted orders from customers for which an expected product delivery schedule has been specified. The purchase orders comprising backlog are not cancellable in most cases and such orders generally do not provide price protection. Nevertheless, deliveries against received purchase orders may be rescheduled within negotiated parameters or cancelled with our consent, and our backlog may therefore not be indicative of revenues in any given period.

Risks Relating to the Industry

The electric power conversion industry is competitive and has a number of well-financed incumbents. We cannot guarantee that we can compete successfully.

We may compete against providers of power conversion systems that are well established and have substantially greater assets, including manufacturing, marketing, and financial assets. These incumbents also have strong market share and name brand recognition in the industry. Potential competitors include ABB, Ltd., Eaton Corporation plc, SMA Solar Technology AG, and Schneider Electric SE. Pricing and servicing, as well as the general quality, efficiency and reliability of products, are significant competitive criteria in this industry. Our ability to successfully compete on each of these criteria is material to the acceptance of its products and its future profitability. In addition, the industry may resist new technology and products from suppliers that are not well capitalized with long track records of performance. Our competitors use their balance sheet and brand recognition to their competitive advantage. Should our products become commercially successful, competitors may seek to drive their own innovation and adopt or copy ideas, designs and features to regain their competitive positions. Competitors may develop or offer technologies and products that may be more effective or popular than our products and these competitors may be more successful in marketing their products than we are in marketing our products. Additionally, price competition may result in lower than expected margins for our products.

We expect to compete on the basis of our products’ lower cost, smaller footprint, higher efficiency, and technological innovation, flexibility and features. Unrelated technological advances in alternative energy products or other power conversion technologies may negatively impact the development of our products or make our products uncompetitive or obsolete at any time. We cannot guarantee that we will be able to compete successfully in the electric power conversion industry.

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

Changes to the National Electrical Codes could adversely affect our technology and products.

Our products are installed by system integrators that must meet the National Electrical Codes, or NEC, standards, including using equipment that meets industry standards such as UL1741. The NEC standards address the safety of these systems. The NEC standards, along with the UL1741 and IEEE1547 requirements, continue to evolve and are subject to change. If we respond to these changing standards and requirements more slowly than our competitors, or if we are unable to meet new standards and requirements, our products will be less competitive.

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

As a supplier to the grid energy storage, solar combined with storage, microgrid, and related industries, we may be subject to business cycles. The timing, length, and volatility of these business cycles may be difficult to predict. These industries may be cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, inventory levels relative to demand, and access to affordable capital. These changes may affect the timing and amounts of customers’ purchases and investments in technology, and affect our orders, net sales, operating expenses, and net income. In addition, we may not be able to respond adequately or quickly to the declines in demand by reducing our costs. We may be required to record significant reserves for excess and obsolete inventory as demand for our products changes.

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

Our business is substantially dependent on utility rate structures and government incentive programs that encourage the use of alternative energy sources. Any change in these rate structures or incentive programs could affect the demand for our products.

A combination of utility rate structures and government subsidies that encourage the use of alternative energy sources drives demand for our products. For example, public utilities are often allowed to collect demand charges on commercial and industrial customers in addition to traditional usage charges. In addition, the federal government and many states encourage the use of alternative energy sources through a combination of direct subsidies and tariff incentives such as net metering for users that use alternative energy sources such as solar power. California also encourages alternative energy technology through its Self-Generation Incentive Program, or SGIP, which offers rebates for consumers who adopt certain new technologies. As a result of these incentives, we believe that a substantial portion of the products we have sold have been for use by customers in California. Other states have similar incentives and mandates which encourage the adoption of alternative energy sources. Notwithstanding the adoption of other incentive programs, we expect that California will be the most significant market for the sale of our products in the near term. Should California or another state in which we derive a substantial portion of our product revenues in the future changes its utility rate structure or eliminates or significantly reduces its incentive programs, demand for our products could be substantially affected, which would adversely affect our business prospects, financial condition and operating results.

Our sales cycle is lengthy and variable, which makes it difficult for us to accurately forecast revenue and which may affect our quarterly results.

The sales cycle for our products is lengthy and unpredictable, which makes it difficult for us to accurately forecast revenues in a given period, and may cause revenue and operating results to vary significantly from period to period. We currently sell our products primarily to system integrators that integrate our products into larger “turn-key” solutions for their customers. Before a system integrator agrees to specify our products in their systems, the integrator engages in a lengthy and time-consuming process of testing and evaluating our equipment for use. This process can take from six months to over a year. Even if our products are approved for use by a system integrator, the system integrator may not place an order for our equipment until the system integrator has entered into a contract with the end user for the design and installation of the system. In many cases, the system integrator is required to respond to a detailed request for proposal or to submit a proposal before a contract for the system is executed. Although we maintain a small finished goods inventory, in most cases products are produced for us by our contract manufacturer in response to a particular customer order. As a result, there may be a significant period of time between the time our products are approved for use by a particular system integrator and the time we record revenue from the sale of our products. As a result of potentially lengthy sales cycles, we may have difficulty in accurately predicting our operating results for any given period, and may experience significant unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues for a period could adversely affect our operating results and the market price of our common stock.

Our revenue and operating results for any quarterly reporting period may fluctuate significantly depending on the timing of the delivery of our products.

Our revenue from product sales has resulted from the sale of a relatively low volume of units. As a result, a change in the expected delivery date for a particular customer order could have a significant impact on our quarterly revenues and operating results. Although we maintain a small finished goods inventory, in most cases products are produced for us by our contract manufacturer in response to a particular customer order. Because of our varying sales cycles and our manufacturing lead times, we may not be able to accurately predict the timing of the delivery of a particular order. Significant unanticipated fluctuations in our revenues from period to period could adversely affect our operating results and the market price for our common stock.

Risks Related to Owning Our Common Stock

We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act of 2012, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. At present, we intend to take advantage of the exemption from the requirement of holding a nonbinding advisory vote on executive compensation but do not intend to take advantage of any of the other exemptions, other than as they apply to all other “smaller reporting companies,” though we may do so at some point in the future. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are authorized to issue 10,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. No shares of preferred stock are presently issued and outstanding and we have no plans to issue shares of preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could reduce the voting rights and powers of the common stock and the portion of our assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of the common stock we are offering. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of the investors in the common stock offered hereby. We cannot assure you that we will not, under certain circumstances, issue shares of our preferred stock.

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

All decisions with respect to the management of the Company will be made by our board of directors and our officers. Management retains significant influence in electing a majority of the board of directors who shall, in turn, have the power to appoint the officers of the Company and to determine, in accordance with their fiduciary duties and the business judgment rule, the direction, objectives and policies of the Company including, without limitation, the purchase of businesses or assets; the sale of all or a substantial portion of the assets of the Company; the merger or consolidation of the Company with another corporation; raising additional capital through financing and/or equity sources; the retention of cash reserves for future product development, expansion of our business and/or acquisitions; the filing of registration statements with the Securities and Exchange Commission for offerings of our capital stock; and transactions that may cause or prevent a change in control of the Company or its winding up and dissolution. Accordingly, no investor should purchase our common stock unless such investor is willing to entrust all aspects of the management of the Company to such individuals.

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

At September 30, 2015, we had 9,379,939 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan. Shares that are not beneficially owned by our affiliates and employees generally can be freely sold in the public market, subject in some cases to restrictions under Rule 144.

At September 30, 2015, we had potentially dilutive shares outstanding amounted to 3,061,810 of our common stock and we may grant additional options, stock-based awards and/or warrants in the future. If our stock price rises, the holders of vested options, awards or warrants may exercise their options or warrants and sell a large number of shares. Any sale of a substantial number of shares of our common stock may have a material adverse effect on the market price of our common stock.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

Our Certificate of Incorporation, or Certificate, and bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our Certificate and bylaws:

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. Presently, a limited number of securities analysts publish reports on us on a regular basis. If any of the analysts who cover us now or in the future issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Through September 30, 2015, we used approximately $13.7 million of the net cash proceeds from our equity offerings. These funds were used as follows: $987,000 for purchase of equipment and software, $919,000 for protection of our intellectual property and the remainder for our operations, including research and development and general and working capital purposes. None of the proceeds were used for construction of plant, building and facilities, the purchase of real estate or the acquisition of any business.

On September 1, 2015, we issued 3,293 shares of common stock to a warrant holder in connection with the exercise of a warrant. The per share exercise price was $3.47626 and the warrant was exercised on a cashless basis. We relied on the exemption provided by Section 3(a)(9) of the Securities Act of 1933 to issue the common stock.

On September 11, 2015, we issued 14,383 shares of common stock to a warrant holder in connection with the exercise of a warrant. The per share exercise price was $3.47626. We relied on the exemption provided by Section 3(a)(9) of the Securities Act of 1933 to issue the common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Document

10.1	Amended and Restated 2013 Equity Incentive Plan*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101.INS	XBRL Instant Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

10.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, has duly, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 13, 2015	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer

