Form 10-K
period 2015-12-31
Ideal Power Inc.
filed 2016-03-30
CIK 1507957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $51,870,059.

As of March 23, 2016 the issuer has 9,557,747 shares of common stock, par value $0.001, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND
OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	our history of losses;

•	our ability to achieve profitability;

•	our limited operating history;

•	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

•	customer demand for the products and services we develop;

•	the impact of competitive or alternative products, technologies and pricing;

•	The timing of growth, and the growth rate of, the less mature markets we have entered or may enter in the future;

•	our ability to have any products we develop manufactured;

•	the adequacy of protections afforded to us by the patents that we own and the cost to us of maintaining, enforcing and defending those patents;

•	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

•	our exposure to and ability to defend third-party claims and challenges to our patents and other intellectual property rights;

•	general economic conditions and events and the impact they may have on us and our potential customers;

•	our ability to obtain adequate financing in the future, as and when we need it;

•	our success at managing the risks involved in the foregoing items; and

•	other factors discussed in this report.

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

ITEM 1:	BUSINESS

Our Company

Ideal Power Inc. was formed in Texas on May 17, 2007 and converted to a Delaware corporation on July 15, 2013. Unless otherwise stated or the context otherwise requires, the terms “Ideal Power,” “we,” “us,” “our” and the “Company” refer to Ideal Power Inc.

We design, market and sell electrical power conversion products using our proprietary technology called Power Packet Switching Architecture (“PPSA”). PPSA is a power conversion technology that improves upon existing power conversion technologies in key product metrics, such as size, weight, cost, and efficiency. PPSA utilizes standardized hardware with application specific embedded software. Our advanced technology is important to our business and we make significant investments in research and development and protection of our intellectual property. At December 31, 2015, we have been granted 36 United States, three European, one Chinese and two other foreign patents.

We sell our products primarily to systems integrators for integration into their larger turn-key system which enable end users to manage their electricity consumption by reducing demand charges or fossil fuel consumption, integrating renewable energy sources and/or form their own microgrid. Our products are made by contract manufacturers to our specifications, enabling us to scale production to meet demand on a cost-effective basis without requiring significant expenditures on manufacturing facilities and equipment. As our products gain broader acceptance in the power conversion market, we intend to license our proprietary PPSA-based product designs to OEMs within our target markets, as well as license our technologies for other markets which we do not plan to enter directly.

Industry Background

Utility power grids are built using AC generation, transmission, and distribution resources. This method of power transmission and distribution has been proven over time to be reliable and safe. The outlets in a typical home or business are AC but many electrical devices, such as computers, televisions, and other appliances operate on DC power. Batteries and PV solar panels produce DC power as well. In order to connect DC devices to an AC power grid, a power conversion device is necessary.

We believe that significant changes in the supply of and demand for electrical power are driving demand for new energy infrastructure products and supporting technologies. In a traditional utility model, electrical power is generated from central stations and transmitted over long distance high-voltage transmission lines to substations where the voltage is reduced for distribution to consumers. Utility power grids are built to manage the flow of power in one direction, from generation to use, where sophisticated tools have been developed to match the amount of power being generated with the amount being consumed. Utilities ramp power plants up or down to closely match generation with load.

The rapid growth in worldwide renewable energy generation, such as wind and solar power, has added a new level of complexity to the task of matching power generation with consumption. These intermittent resources cannot be dispatched at will or relied upon to meet the peak power demands of the grid. Renewable energy sources tend to ramp up and down quickly. For example, a single cloud over a photovoltaic, or PV, farm can cause electrical output to change dramatically in a matter of seconds. These new challenges make it increasingly difficult for utilities to accurately forecast and meet peak power demands.

Increased peak demand for power also has exposed weaknesses in the existing power grid. In high-cost, high-demand states, such as California, public utilities have instituted peak demand charges as a way to ration power during periods of peak demand and to incentivize customers to shift their power consumption to off-peak times. At the same time, both the Federal and certain state governments have created incentive programs to encourage the development and implementation of alternative energy sources, such as solar and wind power, which has the perverse consequence of making peak demand more difficult to forecast and satisfy. Strains on the electric grid have resulted in significant brown-outs and black-outs that have heightened awareness of the vulnerabilities of the existing system. As a result, power consumers are turning to new technologies to manage their energy consumption, lower costs and assure a reliable source of supply. We believe that distributed generation with advanced power conversion systems, such as our PPSA products, has become an increasingly important element of this new infrastructure.

In response to these changes in the market for electrical power, a number of technologies have been developed to enable users to more effectively manage their consumption and, one of these technologies, energy storage systems, has emerged as the best way to mitigate the instabilities and market inefficiencies caused by these emerging power grid realities. For example, a commercial business can shift energy usage from peak to non-peak times by installing a battery energy storage system, or BESS. The commercial business can use electricity generated during off-peak hours to charge the BESS and then use the stored power to satisfy all or part of its demand during peak hours. Similarly, a commercial business can install a solar power system to generate power for use either immediately upon generation or for storage in a BESS for later use.

Battery energy storage systems and many alternative energy sources provide power on a direct current, or DC, basis. However, the electric power grid and most electrical equipment operates on an alternating current, or AC, basis. Consequently, power conversion systems are required to convert power from DC to AC or from AC or DC as necessary to make the various components of the system function together. In addition to converting power, power conversion systems enable customers to regulate current, voltage and frequency while optimizing system resources such as batteries, PV and the utility power grid to reduce energy costs. Systems incorporating advanced power converters may also manage distributed grid energy storage and be used to create stand-alone microgrids to bring power to a business or residence if the main electrical grid, if one is present, is unavailable.

BESS and alternative energy sources, such as solar or wind power, can only be connected to the existing power grid if they are electrically isolated to prevent power from flowing back into the grid and potentially damaging components of the power system or creating potential safety hazards. Traditionally, power conversion systems have been paired with heavy, wire-wound transformers to provide this isolation and thereby protect the grid. Additionally, power conversion systems based on traditional power conversion technologies use many other passive components which make them big, heavy, expensive and inefficient due to the large quantity of copper and magnetic material and hard-switching topologies. Transformer-less power conversion systems in battery applications on the other hand still require bulky transformers if connected from the grid and thus have many of the same drawbacks as transformer-based systems. Consequently, power conversion systems with transformers are relatively large, expensive to manufacture, ship and install and require larger spaces for installation and heat dissipation.

Our Technology

We believe PPSA is the only power conversion technology on the market that provides electrical isolation without the need for the transformer that conventional power conversion systems require to connect electrical devices such as energy storage systems to the grid. Electrical isolation is at the core of PPSA.

PPSA uses indirect power flow in which power flows through input switches and is temporarily stored in our proprietary AC link inductor. Our proprietary fast switching algorithms enable the transfer of quantum packets of power between ports in our system. As the AC link becomes charged, it disconnects from its input switches, resonates without being connected to either the input or output switches, and then reconnects to its output switches when it reaches the correct voltage and frequency for the application, providing true electrical isolation without the need for a transformer.

Figure 1: Schematic of PPSA Process

Transformer-based power conversion systems use continuous power flow that relies on relatively heavy and expensive magnetic components and bulk capacitors. Many of these traditional systems have custom hardware for specific applications and are not readily adaptable or customizable. Because they are relatively inefficient, these systems generate excess heat that causes electrical and thermal stresses resulting in drive component failures and losses. By contrast, our conversion technology eliminates the majority of the passive components of traditional power conversion systems, including transformers, inductors and bulk capacitors.

We believe PPSA offers several key advantages over traditional technologies, such as:

•

Size and Weight:   PPSA architecture reduces size and weight by eliminating passive components such as transformers, inductors and bulk capacitors. Our 30kW power conversion system weighs 97 pounds. By contrast, similar transformer-based 30kW power conversion systems typically weigh over 600 pounds.

•

Efficiency:   Efficiency is the measure of power out of the power conversion system as a percentage of the power into the system. Thus, high efficiency systems use less power in the conversion process and supply more power for use. Our 30kW power conversion system efficient rating was 96.5% based on the California Energy Commission (“CEC”) weighted efficiency test. Our efficiency advantage is more pronounced when operating the system at relatively low rated power, which is more common in battery systems.

Figure 2: PPSA Size, Weight and Efficiency Comparison

•	Cost: Reduced weight results in lower material and manufacturing, transportation and installation costs.

•	Safety: Since PPSA provides isolation, it allows the systems in which it is used to be grounded. Non-grounded systems require additional safeguards to pass U.S. safety regulations, which increase system cost and reduce efficiency.

•	Scalability/Flexibility: PPSA is made from standard industry components, is battery agnostic and software driven, thus providing more scalability that enables rapid development cycles for new products and new applications. This same functionality provides ultimate flexibility for customers globally as it is capable of power conversion in both 50Hz and 60Hz AC current environments.

•	Reliability: PPSA enables a simplified product that eliminates many components, thereby eliminating potential sources of failure, and several common failure modes. These design features are likely to increase overall system reliability.

Products

We have developed products commercializing PPSA and make these products available for sale both directly to customers and through distributors. We currently sell five power conversion products utilizing our patented PPSA technology. These products are described as follows:

•	30kW Battery Converter, which is certified for UL1741 conformance and is intended to be used for the commercial and industrial grid-tied distributed energy storage market. This battery converter is bi-directional, which means power can flow to or from batteries. This product is more efficient and approximately 1/4th to 1/8th the size and weight of similar transformer-based products.

•	30kW Grid-Resilient AC-DC Power Conversion System (“PCS”), which is certified for UL1741 conformance. This product is capable of power conversion in both 50Hz and 60Hz AC current environments and has the ability to form and manage a microgrid. This product is intended for customers who need a 30kW battery converter for use overseas or who need the additional capability to form a microgrid. This product is not a replacement for our 30kW battery converter but complements the existing product with additional features.

•	30kW Grid-Resilient AC-DC-DC Multi-Port PCS with two DC ports enabling two DC inputs, such as PV and batteries, with one power converter. This product is certified for UL1741 conformance. This product is capable of power conversion in both 50Hz and 60Hz AC current environments, and also has the ability to form and manage a microgrid. The key feature of this multi-port PCS is that it effectively pairs energy storage with a distributed generation resource to support critical loads or allow a building to disconnect from the utility power grid. This product received the “Electrical Energy Storage Award” for product innovation in 2014 at InterSolar Germany, the world’s largest solar exhibition, and was recognized as one of the 2015 top inverter products by Solar Power World Magazine.

•	125kW Grid-Resilient AC-DC PCS, which is certified for UL1741 conformance. This 125kW system has over four times the power of the 30kW product and is also able to convert in both 50Hz and 60Hz AC current environments and form and manage a microgrid. This product is a larger version of our 30kW grid-resilient AC-DC PCS for use in higher power applications.

•	125kW Grid-Resilient AC-DC-DC Multi-Port PCS for higher power applications with multi-port capabilities. This product has over four times the power of the 30kW multi-port PCS and is also able to convert in both 50Hz and 60Hz AC current environments as well as form and manage a microgrid. The product is primarily for off-grid and microgrid management applications currently, as we have not yet sought certification for UL1741 conformance, required for connection to the utilize grid in the United States, for this product. This product is currently in prototype production only. We intend to certify this product for UL1741 conformance in late 2016 or early 2017 for grid tied operation.

Future Innovations

Variable Frequency Drives

We are developing a PCS for variable frequency drives (“VFD”) based on our core PPSA technology. We believe that this product, once commercialized, can be offered as a high-efficiency alternative to traditional VFDs which suffer from similar size, weight, and heat loss inefficiencies as those of traditional power conversion systems. A PPSA-based VFD may offer medium to large low-voltage motors a high quality drive that improves efficiency, costs less to manufacture and install, and reduces electrical noise and harmonics over traditional VFDs. Such a product could also open up new markets for VFDs where they may not be commercially viable today due to their size, efficiency, or power quality.

Bi-Directional Switches

 Our existing products incorporate multiple insulated gate bipolar transistors (“IGBTs”), which are power switches used in the process to convert power from one current form to another. IGBTs switch power in only one direction (DC to AC or AC to DC) and require the use of a blocking diode to prevent power from flowing back through the system. To enable our existing products to perform bi-directional power conversion, for each IGBT and diode used in our products, we must include a second IGBT and diode. These additional components have slight voltage drops that affect the electrical efficiency of our products and generate excess heat that must be dissipated. We have patented and are developing a new, highly efficient silicon switch called a bi-directional bipolar transistor (“B-TRAN”) that we believe will allow us to substitute one B-TRAN for two pairs of IGBTs and diodes used in our current products. Based on our software simulations, we believe that the B-TRANs can improve electrical efficiency in our power converters from approximately 96.5% to at or greater than 99.0%. The higher efficiency would substantially reduce the heat generated by the operation of our products. As a result, products incorporating B-TRANs will require less space for heat dissipation which would allow us to increase power density, or power per pound, and reduce material costs. We believe that these development efforts, if successful, will enhance the competitive position of our products. In addition, we believe the B-TRAN may potentially provide significant benefits for uses outside of our power converters as a potential replacement for IGBTs.

We received an award of $2.5 million from ARPA-E for the development of our bi-directional switch technology. Funds under the award have been spent and continuing development work is self-funded. The funding from ARPA-E was sufficient to develop and demonstrate advanced power switches in third party simulations and start the initial process development for fabrication of the devices. We expect to develop, manufacture and test initial prototypes of these switches in 2016.

Business Strategy

Our business strategy is to promote and expand the uses of PPSA initially through product development and product sales. To bring our products to market, we will seek out best-in-class partners who will distribute, white-label our products or integrate our innovative products into higher value systems resulting in multiple strategic sales channels for our PPSA based products and product designs. Although our primary market is the United States, we will increasingly target markets outside the United States. As our products gain broader acceptance in the power conversion market, we intend to license our proprietary PPSA-based product designs to OEMs within our target markets, as well as license our technologies for other markets which we do not plan to enter directly. The basis for this approach is the belief that OEMs may achieve higher product margins and gain more market share by providing PPSA-based products, which are differentiated from the traditional product offerings in the industry, to their customers. We believe such strategic relationships with key OEM licensees would enable us to reap the benefits of PPSA and gain market share more quickly than by strictly manufacturing and distributing our products.

Target Markets

Currently, our three primary markets are standalone storage, which represented a majority of our sales in 2015, PV + storage, and microgrids. Based on market studies and forecasts by Navigant Research and Zpryme Research & Consulting, these three markets combined are forecasted to grow to over $100 Billion by 2020. Assuming that power conversion systems represent approximately 17.5% of the system cost, a Company estimate, power conversion systems such as those made by Ideal Power are forecasted to account for nearly $18 billion of this market.

Figure 3: Target Market Forecasts

Discussion of our Target Power Conversion Markets

Stand-Alone Storage Market

The stand-alone storage market is served by BESS. BESS are racks of batteries coupled with a power conversion system, such as those manufactured by us, to enable electric power to be captured, stored, and used in conjunction with electric power grids. These systems can be large, megawatt-scale systems operated by utilities to better manage their system resources, or smaller kilowatt-scale systems used by businesses and designed to enable these businesses to manage their power use and mitigate utility imposed “peak demand charges”, which are charges utilities levy on their business customers for delivery of power at peak usage times of the day, such as mid-afternoons in the summer. The growth of peak demand charges has been substantial over the past decade and now can make up 50% or more of a commercial utility bill in certain markets. This is a trend that is likely to continue as more intermittent resources are added to the utility power grid causing grid instability. Utilities and aggregators of distributed generation resources are also expected to adopt BESS due to the proliferation of renewables and to take advantage of additional value streams such as energy arbitrage, frequency regulation and ancillary services, infrastructure upgrade deferral and locational capacity.

There are strong economic incentives available to commercial and industrial consumers in major US markets such as California and New York in the form of reduced demand charges for installing a BESS and reducing peak consumption. There is also strong regulatory support for such systems. For example, California has issued a mandate for over 1,000 megawatts of new energy storage to be installed by 2020. Our 30kW and 125kW power conversion systems enable these BESS to connect to the utility power grid and, when paired with batteries, offer these customers a substantial cost saving opportunity on their monthly electric bill. This market is still in its early years, but we have established a strong brand and position in this market with our customers having many systems installed and operating today. Based on market studies and forecasts by Navigant Research and Zpryme Research & Consulting, this market is forecasted to grow 40% annually over the next five years and we believe it offers the highest value proposition today for our products.

We believe this market is beginning to grow beyond pilot installations to higher volume installations driven by the underlying economics of BESS to commercial and industrial customers. A good indicator of this is the availability of third party financing for BESS. Several of our customers have recently signed or announced financing deals for their BESS products, including Gexpro whose PowerIQ product is being commercially financed by a subsidiary of NextEra Energy Resources (NYSE: NEE).

We expect the cost of commercial and industrial BESS to continue to decline due primarily to lower battery costs and, as a result, expect significant expansion in the addressable market for these systems. We also believe the combination of lower BESS costs, third-party financing, increases in utility demand charges, and the continued entrance of large, established companies to the BESS space will all contribute to accelerating market growth for stand-alone storage.

PV + Storage Market

PV has one of the lowest levelized costs of energy for new electrical generation capacity and this is expected to remain true in the near term. We expect distributed PV to continue to be a high growth business as system costs have fallen dramatically over the past several years. As such, the economics of generating PV for local consumption is expected to remain strong for several more years, especially given the investment tax credit (“ITC”) extension passed by Congress in 2015 for solar energy production. One shortcoming of these distributed, behind-the-meter PV systems is that they require connection to the utility power grid in order to operate. For example, a business with PV on its roof will not, in most cases, benefit from the ability to generate power should the utility power grid go down. Another shortcoming of distributed PV systems is the instability they cause on the local power lines. Utility power grids were not designed to manage power inflow from the end of the lines. As such, distributed generation sources can lead to wide swings in line voltages when clouds pass and power output falls off, requiring the utility to ramp up its central power stations to make up for the shortfall in solar.

Our grid-resilient PCS help resolve these shortcomings. For example, when a distributed PV system is connected to a BESS that includes one of our multi-port PCS, the business will benefit from the ability to form and manage a local microgrid powered by the PV system and BESS even when the utility power grid is down. This capability is attractive to electricity consumers who need to power critical loads even in a blackout. Our grid-resilient PCS are also equipped to meet evolving utility requirements for low voltage ride through and other key operating parameters, enabling the PV and BESS it connects to the grid to help stabilize the utility power grid when voltage or frequency fluctuates due to imbalances in load and supply.

Commercial and industrial BESS are able to generate value far beyond peak demand reduction. We believe our products will become increasingly attractive to co-locate BESS with distributed PV. IHS, a global research firm with a strong renewable industry focus, forecasts that global installations of grid-tied commercial BESS coupled with PV will grow 111% annually from near obscurity in 2014 to over 600 MW PV + storage systems by 2018.

According to their research, IHS believes that systems will be deployed in two principle configurations. The present configuration is to have separate BESS and PV systems tied together through the AC wiring, which is supported by all of our current products. A second, emerging configuration will be to place the BESS and the PV system behind a single PCS with two DC inputs. This configuration is forecast to improve efficiency, reduce costs, and allow PV harvesting when operating without a utility power grid present in microgrid mode. Our grid-resilient 30kW and 125kW multi-port PCS were designed specifically to enable this lower cost and more efficient second configuration.

Also according to IHS, the global PV industry is projected to grow from 45GW of annual installations in 2014 to 71GW in 2018. Providing a new generation of solutions with integrated energy storage will enable the PV industry to address new markets with high growth potential. These new PV + storage markets include providing backup power during blackouts, improving grid stability in high penetration PV areas and reducing fossil fuel consumption in remote and off-grid microgrids. In the event of a grid failure, grid-tied PV installations are not capable of operating independently. For example, during Superstorm Sandy many PV system owners were displeased to learn that their grid-tied PV installations would not power their home or business. Systems incorporating our multi-port PCS along with PV and a BESS will be capable of providing backup power during grid blackouts. We expect our multi-port PCS products to be attractive to existing customers as a low-cost system upgrade to improve integration of PV. We further expect our products to provide competitive solutions for these market requirements.

Microgrid Market

Over the next decade the greatest demand for new power generation capacity is likely to occur in regions such as Southeast Asia, Africa, the Middle East, and Central and South America. Remote communities and infrastructure in these regions are more likely to depend on expensive and polluting fossil fuel generation for their primary fuel supply and may not have a utility power grid in place to access high quality, reliable power.

In contrast to grid-tied BESS and PV applications that are likely to be North American installations, we believe off-grid BESS and PV opportunities will develop rapidly across these regions with the greatest demand for new power generation. IHS recently forecasted the off-grid and microgrid BESS installations with PV market to reach 400MW by 2018 with the majority of this growth coming from regions with less developed electricity infrastructure. We believe that our grid-resilient 30kW and 125kW multi-port PCSs offer superior solutions for these applications.

We believe that our award-winning multi-port power conversion architecture is a highly attractive solution for integrating BESS and renewables for both grid-tied and off-grid markets. Customer and industry forecasts indicate that these markets will grow dramatically in the coming years, and we expect to benefit from this growth. The benefits of our multi-port PCS in microgrid application is not limited to PV or renewable energy systems. Our products have been integrated into systems to manage a diesel generator and, in combination with batteries, to form and operate a microgrid using far less fuel, emitting far fewer pollutants, and providing better power quality than a diesel generator alone.

Other Markets

Although our technology may be suitable for other vertical markets within the global power conversion market landscape, we do not currently offer products for sale directly to other power conversion markets such as the VFD, uninterruptible power supply, rail, wind, or EV traction drive markets. Our products are suitable for use as PV inverters, and our first products were sold into this market, but this market is saturated with incumbents offering inverters that convert power in a single direction and are thus suitable solely for PV applications. As such, while we do have a number of PV inverters in field service today, the stand-alone PV inverter market is not a primary target market for us. As discussed above, we are instead focused on PV integrated BESS applications for our multi-port PCS products where the fullest potential of our technology can be realized.

In addition to the markets discussed above, we also have opportunities for market expansion into fast electric vehicle chargers in certain applications where our products’ compact size and multi-port capabilities can unlock value for the system integrator particularly in locations where battery storage is coupled with the charging system to eliminate demand charges or expand the charging systems response capabilities. We have provided PCS to multiple EV charging system integrators who have deployed initial projects using our products coupled with batteries at EV charging stations to prove out these concepts. As these initial installations begin to operate, the value propositions of these new opportunities will become clearer.

We plan to continue to monitor all power conversion markets for opportunities to create solutions for customers and unlock the broader value of our patented technology.

Intellectual Property

We rely on a combination of patents, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with our employees and others, to establish and protect our intellectual property rights. In addition, the software that is shipped with our products is encrypted. At December 31, 2015, we had 36 issued U.S. patents and six issued foreign patents. We also had over 100 additional pending U.S., foreign and international patent applications. We expect to continue to build our patent estate for both our core power conversion technology, our bi-directional switch technology and other technological developments that broaden the scope of our technology platform.

Customers

Although we are expanding our customer base and channels to market, we have historically been reliant on a small number of customers. For the year ended December 31, 2015, Sharp, Gexpro, GreenCharge Networks, and Coda Energy, accounted for 66% of net revenues. For the year ended December 31, 2014, Sharp, GreenCharge Networks and Coda Energy, accounted for 44% of product revenue. In addition, the Department of Energy, from which we received $579,079 in grant revenues, accounted for 32% of net revenue for the year ended December 31, 2014.

Sales and Marketing

We sell our products primarily to systems integrators for installation as part of a larger turn-key system providing the end user with a complete solution for managing their energy consumption. Our products are also sold through distribution channel partners. Before a system integrator agrees to specify our products in their systems, the integrator engages in a lengthy and time-consuming process of testing and evaluating our equipment for use, which typically may take from a few months to as long as a year.

For certain geographic markets and applications, we may seek to enter into licensing agreements that would enable licensees to build our products for sale in local markets or we may license product designs to global brands for specific applications.

Manufacturing and Supply

We use a contract manufacturer to manufacture our products to our specifications. We have an agreement with our contract manufacturer pursuant to which we provide them with a rolling forecast of our expected demand. Finished products are produced based on upon our forecast, and we have the ability to delay shipments for up to 18 months from the date of the purchase order. The initial three-year term of the agreement expires in October of 2017 and renews annually thereafter unless terminated. We believe there are many contract manufacturers that are qualified to manufacture our products to our specifications and we expect to add a second contract manufacturer in 2016.

Typically, our contract manufacturer is responsible for the sourcing of components and materials. We qualify sources for our components and materials. Our strategy is to have multiple suppliers for all of our components and materials. Currently, we have multiple sources for most of our components. A very limited number of components are singled sourced and the process of identifying and qualifying alternative sources for these components is underway.

Backlog

Our backlog was approximately $5.2 million at December 31, 2015, a 160% increase from our backlog of $2 million at December 31, 2014. The Company defines backlog as consisting of accepted orders from customers for which a product delivery schedule has been specified. The purchased orders comprising backlog are not cancellable in most cases and such orders do not provide price protection. Nevertheless, deliveries against received purchase orders may be rescheduled within negotiated parameters and our backlog may therefore not be indicative of the level of future sales.

Competition

We will compete against well-established incumbent power conversion technology providers as these competitors enter the commercial and industrial markets. For our target markets, we believe that PPSA provides significant competitive advantages compared to the traditional power conversion solutions sold by well-established power conversion technology providers.

Transformer Based:  Transformer-based power conversion systems are the conservative choice, as they are proven and have been commercially available longer than any other type of power conversion system. They provide isolation, but are big, heavy, and relatively inefficient. There have been improvements in the efficiency of transformer-based power conversion systems over the years, but we believe further improvements are limited due to the physical characteristics of transformers themselves. Major suppliers in this market include ABB, Eaton, and Schneider Electric.

Transformerless PV Inverters: Transformerless photovoltaic (PV) solar inverters are a special class of power conversion system applicable only to PV arrays. They have become a popular choice in the market for distributed PV applications, as they are lighter and more efficient than transformer based inverters. These transformerless inverters are one-way (DC to AC) inverters, and provide no electrical isolation. PV systems are not required to be electrically isolated in most electrical code jurisdictions. These PV inverters have no applicability to markets that require electrical isolation, which includes every application in the electrical power conversion industry in which we compete. Key providers of transformerless PV inverters include companies such as SMA and SolarEdge.

Research and Development Costs

Grant research and development are costs incurred solely related to grant revenues, and are classified as a line item under cost of revenues. Other research and development costs are presented as a line item under operating expenses and are expensed as incurred. Total research and development costs incurred during the year ended December 31, 2015 amounted to $5,521,390, none of which was included in cost of revenues. Total research and development costs incurred during the year ended December 31, 2014 amounted to $2,983,648, inclusive of $643,421 related to grant research which was included in cost of revenues.

Employees

As of February 29, 2016, we have 28 full-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

Industry Certifications

Industry certifications are generally required for our products. The main certification requirement is conformance to UL1741, which specifies standards for grid and product safety for grid-connected generation equipment, including the power conversion systems made by us. A National Recognized Testing Laboratory (“NRTL”) must certify our products for conformance to UL1741 before our customers may install and use our products in grid-tied applications in the United States.

We have chosen Intertek, an NRTL, for our certification requirements and have completed testing and received authorization to use their ETL mark on our products. While we have been able to complete these certifications timely, we may not be as successful in completing certification in a timely manner on future products, which could limit our ability to bring such products to market in a timely manner.

Europe, Japan and other major countries have different certification test procedures, but generally test for similar safety and performance capabilities. Local certifications are likely to be required to sell our products outside of the United States for many applications. To date, we have not received any international certifications on our products but have deployed products in a few instances in foreign countries as demonstrations, test projects in laboratories or microgrid applications which may be exempt from the certification requirements. We expect to start the certification process in one or more international markets in 2016.

Government Regulation

Government approval is not required for us to sell our products. However, government support for renewable energy, grid storage, electric vehicle charging infrastructure and improved grid resiliency may impact the size and growth rate of our target markets. Utility regulations and support may also impact these end markets. In the near term, government and utility support for these markets is generally required for these markets to grow and therefore changes in policy by governments or utilities may limit the near term market opportunities for our products.

Available Information

Our Internet address is www.idealpower.com and our investor relations website is located at ir.idealpower.com. We make available free of charge on our investor relations website under the heading “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. We also make available on our website, our corporate governance documents, including our code of conduct and ethics. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. In addition, the public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

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

Risks Related to Our Business

We lack an established operating history on which to evaluate our business and determine if we will be able to execute our business plan. We have also incurred losses in prior periods, expect to incur losses in the future and we can give no assurance that our operations will result in profits.

We were formed in Texas on May 17, 2007 and converted to a Delaware corporation on July 15, 2013. We have a limited operating history that makes it difficult to evaluate our business. Historical sales of our products have been in low volume, and we cannot say with certainty when we will begin to achieve profitability.

Since inception, we have sustained $34,093,074 in net losses and we had a net loss for the year ended December 31, 2015 of $10,440,643. We expect to have operating losses at least until such time as we have developed a substantial and stable revenue base. We cannot assure you that we can develop a substantial and stable revenue base or achieve or sustain profitability on a quarterly or annual basis in the future.

As sales of our products have generated limited operating revenues, we have been funding operations primarily through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt. If we are unable to execute our business plan, generate sustainable revenue and achieve profitable operations with our existing capital we would need to raise funds through equity or debt offerings and there can be no assurance that we will be able to do so.

Our future success is difficult to predict because we operate in emerging and evolving markets, and the industries in which we compete are subject to volatile and unpredictable cycles.

The grid energy storage, solar combined with storage, microgrid and related industries are emerging and evolving markets which may make it difficult to evaluate our future prospects and which may lead to period to period variability in our operating results. Our products are based on unique technology which we believe offers significant advantages to our customers, but the markets we serve are in a relatively early stage of development and it is uncertain how rapidly they will develop. It is also uncertain whether our products will achieve high levels of demand and acceptance as these markets grow. If companies in the industries we serve do not perceive or value the benefits of our technologies and products, or if they are unwilling to adopt our products as alternatives to traditional power conversion solutions, the market for our products may not develop or may develop more slowly than we expect, which could significantly and adversely impact our operating results.

As a supplier to the grid energy storage, solar combined with storage, microgrid and related industries, we may be subject to business cycles. The timing, length, and volatility of these business cycles may be difficult to predict. These industries may be cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, inventory levels relative to demand, and access to affordable capital. These changes may affect the timing and amounts of customers’ purchases and investments in technology, and affect our orders, net sales, operating expenses, and net income. In addition, we may not be able to respond adequately or quickly to the declines in demand by reducing our costs. We may be required to record significant reserves for excess and obsolete inventory as demand for our products changes.

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

We had revenue from four customers which accounted for 66% of net revenue for the year ended December 31, 2015. One of these customers, Coda Energy, which accounted for 10% of net revenue, declared bankruptcy in December 2015. We had receivable balances from three customers that accounted for 66% of trade receivables at December 31, 2015. As we sell our products to a limited number of customers, we cannot assure you that our customer base will expand or that any decline in net revenue attributable to customer losses will be replaced in a timely manner.

Product development is an inherently uncertain process, and we may encounter unanticipated development challenges and may not be able to meet our product development and commercialization milestones.

Product development and testing may be subject to unanticipated and significant delays, expenses and technical or other problems. We cannot guarantee that we will successfully achieve our milestones within our planned timeframe or ever. We commonly develop prototypes of planned products prior to the full commercialization of these products. We cannot predict whether prototypes of future products will achieve results consistent with our expectations. A prototype could cost significantly more than expected or the prototype design and construction process could uncover problems that are not consistent with our expectations. Prototypes of emerging products are a material part of our business plan, and if they are not proven to be successful, our business and prospects could be harmed.

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

We have received grant funds from the United States for the development of a bi-directional switch. In certain instances, the United States may obtain title to inventions related to this effort. If we were to lose title to those inventions, we may have to pay to license them from the United States in order to manufacture the inventions. If we were unable to license those inventions from the United States, it could slow down our product development.

In conjunction with the Advanced Research Projects Agency-Energy, or ARPA-E, grant we received from the Department of Energy, we granted to the United States a non-exclusive, nontransferable, irrevocable, paid-up license to practice or have practiced for or on behalf of the United States inventions related to the bi-directional switch and made within the scope of the grant. If we fail to disclose to the Department of Energy an invention made with grant funds that we disclose to patent counsel or for publication, or if we elect not to retain title to the invention, the United States may request that title to the subject invention be transferred to it.

We also granted “march-in-rights” to the United States in connection with any bi-directional switch inventions in which we choose not to retain title, if those inventions are made under the ARPA-E grant. Pursuant to the march-in-rights, the United States has the right to require us, any person to whom we have assigned our rights, or any exclusive licensee to grant a non-exclusive, partially exclusive, or exclusive license in any field of use to a responsible applicant upon terms that are reasonable. If the license is not granted as requested, the United States has the right to grant the license if it determines that we have not achieved practical application of the invention in the field of use, the action is necessary to alleviate health or safety needs, the action is necessary to meet requirements for public use specified by Federal regulations and such requirements have not been satisfied, or the action is necessary because an agreement to manufacture the invention in the United States has not been obtained or waived or because any such agreement has been breached.

If we lost title to the United States as a result of any of these events, we would have to pay to license the inventions, if needed, to manufacture the bi-directional switch from the United States. If we were unable to license those inventions from the United States, it could slow down our product development.

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

For instance, on October 4, 2013 we received a letter from a competitor alleging that the system architecture described on our website appeared to infringe on patents licensed to or held by the competitor. The letter asked that we explain why we believe that our technology does not represent an infringement. This competitor sent a subsequent letter on February 3, 2014 directly alleging our PPSA technology infringed upon one of the competitor’s patent. Following receipt of the first letter, we investigated the competitor’s claims and determined that their allegations were without merit. In early 2014, following our receipt of the February 3, 2014 letter, we met with the competitor to discuss their claims. No subsequent discussions have been held with, and no further correspondence has been received from, this competitor.

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

We expect that the marketing and sale of our battery converter and PCS products to end user customers will continue to be conducted primarily by a combination of system integrators, third-party strategic partners, distributors, and original equipment manufacturers, or OEMs. Consequently, commercial success of our products will depend, to a great extent, on the efforts of others. We may not be able to identify, maintain or establish additional and/or appropriate relationships in the future. We can give no assurance that these third parties will focus adequate resources on selling our products or will be successful in selling them. In addition, these third-parties have or may require us to provide volume price discounts and other allowances, customize our products or provide other concessions that could reduce the potential profitability of these relationships. Failure to develop sufficient customer, distribution and marketing relationships in our target markets will adversely affect our commercialization schedule and to the extent we have entered or enter into such relationships, the failure of our distributors and other third parties to assist us with the marketing and distribution of our products, or to meet their monetary obligations to us, may adversely affect our financial condition and results of operations.

A material part of our success depends on our ability to manage our suppliers and contract manufacturers. Our failure to manage our suppliers and contract manufacturers could materially and adversely affect our results of operations and relations with our customers.

We rely upon suppliers to provide the components necessary to build our products and on contract manufacturers to procure components and assemble our products. There can be no assurance that key suppliers and contract manufacturers will provide components or products in a timely and cost efficient manner or otherwise meet our needs and expectations. Our ability to manage such relationships and timely replace suppliers and contract manufacturers, if necessary, is critical to our success. Our failure to timely replace our contract manufacturers and suppliers, should that become necessary, could materially and adversely affect our results of operations and relations with our customers.

Our business may be dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our activities.

There is no assurance that we will operate profitably or generate positive cash flows in the future. In the future, we may require additional financing in order to sell our then current products and to continue the research and development required to develop our next generation of products. At that time, we may not be able to obtain financing on commercially reasonable terms or at all. If we do not obtain such financing when needed, our business could fail.

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

We are subject to credit risks.

Some of our customers may experience financial difficulties and/or may fail to meet their financial obligations to us. As a result, we may incur charges for bad debt provisions related to some trade receivables. In addition, in connection with the growth of the renewable energy market and other markets for our products, we are gaining new customers, some of which have relatively short histories of operations or are newly formed companies. As a result, it is difficult to ascertain financial information in order to appropriately extend credit to these customers. Further, the volatility in the renewable energy market may put additional pressure on our customers’ financial positions, as they may be required to respond to large swings in revenue. The renewable energy industry has also, from time to time, seen an increasing amount of bankruptcies and reorganizations as the availability of financing has diminished. In 2015, two of our customers filed for bankruptcy. Although we have limited credit losses related to these bankruptcies, our December 31, 2015 backlog and near term future revenue were impacted by the bankruptcy of Coda Energy, one of these two customers.

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

We currently offer and expect to continue to offer a warranty with respect to our products and we expect to offer a design warranty under future licensing agreements, if any. Due to our limited long-term history of operating data, our reserve is estimated based on engineering judgment and third party assessments of our product reliability. If the cost of warranty claims exceeds any reserves we may establish for such claims, our results of operations and financial condition could be adversely affected.

We may be exposed to lawsuits and other claims if our products malfunction, which could increase our expenses, harm our reputation and prevent us from growing our business.

Any liability for damages resulting from malfunctions of our products could be substantial, increase our expenses and prevent us from growing or continuing our business. Potential customers may rely on our products for critical needs and a malfunction of our products could result in warranty claims or other product liability. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products. This could result in a decline in demand for our products, which would reduce revenue and harm our business. Further, since our products are used in systems that are made by other manufacturers, we may be subject to product liability claims even if our products do not malfunction.

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

Backlog may not result in revenue.

Our backlog was approximately $5.2 million at December 31, 2015. We define backlog as consisting of accepted orders from customers for which an expected product delivery schedule has been specified. The purchase orders comprising backlog are not cancellable in most cases and such orders generally do not provide price protection. Nevertheless, deliveries against received purchase orders may be rescheduled within negotiated parameters and our backlog may, therefore, not be indicative of revenues in any given period.

Risks Relating to the Industry

The electric power conversion industry is competitive, has a number of well-financed incumbents and may see a significant number of new market entrants. We cannot guarantee that we can compete successfully.

We may compete against providers of PCS that are well established and have substantially greater assets, including manufacturing, marketing, and financial assets. These incumbents also have strong market share and name brand recognition in the industry. Potential competitors include ABB, Ltd., Eaton Corporation plc, SMA Solar Technology AG, and Schneider Electric SE. Pricing and servicing, as well as the general quality, efficiency and reliability of products, are significant competitive criteria in this industry. New market entrants may offer competitive new technologies and products, and may also contribute to significant price competition.

Our ability to successfully compete on each of these criteria is material to the acceptance of our products and their future profitability. In addition, the industry may resist new technology and products from suppliers that are not well capitalized with long track records of performance. Our competitors use their balance sheet and brand recognition to their competitive advantage. Should our products become commercially successful, competitors may seek to drive their own innovation and adopt or copy ideas, designs and features to regain their competitive positions. Incumbent or new competitors may develop or offer technologies and products that may be more effective or popular than our products and these competitors may be more successful in marketing their products than we are in marketing our products. Additionally, price competition may result in lower than expected margins for our products.

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

Our business is substantially dependent on utility rate structures and government incentive programs that encourage the use of alternative energy sources. The reduction or elimination of government subsidies and economic incentives for energy-related technologies would harm our business.

We believe that near-term growth of energy-related technologies, including power conversion technology, relies partly on the availability and size of government and economic incentives and grants (including, but not limited to, the U.S. Investment Tax Credit and various state and local incentive programs). These incentive programs could be challenged by utility companies, or for other reasons found to be unconstitutional, and/or could be reduced or discontinued for other reasons. The reduction, elimination, or expiration of government subsidies and economic incentives could harm our business.

A combination of utility rate structures and government subsidies that encourage the use of alternative energy sources is a primary driver of demand for our products. For example, public utilities are often allowed to collect demand charges on commercial and industrial customers in addition to traditional usage charges. In addition, the federal government and many states encourage the use of alternative energy sources through a combination of direct subsidies and tariff incentives such as net metering for users that use alternative energy sources such as solar power. California also encourages alternative energy technology through its Self-Generation Incentive Program, or SGIP, which offers rebates for businesses and consumers who adopt certain new technologies. As a result of these incentives, we believe that a substantial portion of the products we have sold have been for use by end customers in California. Other states have similar incentives and mandates which encourage the adoption of alternative energy sources. Notwithstanding the adoption of other incentive programs, we expect that California will be the most significant market for the sale of our products in the near term for stand-alone storage applications. Should California or another state in which we derive a substantial portion of our product revenues in the future change its utility rate structure or eliminate or significantly reduce its incentive programs, demand for our products could be substantially affected, which would adversely affect our business prospects, financial condition and operating results.

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

The sales cycle for our products is typically lengthy and unpredictable, which makes it difficult for us to accurately forecast revenues in a given period, and may cause revenue and operating results to vary significantly from period to period. We currently sell our products primarily to system integrators that integrate our products into larger “turn-key” solutions for their customers. Before system integrators agree to specify our products in their systems, the integrators engage in a lengthy and time-consuming process of testing and evaluating our equipment. This process can take from a few months to as long as a year. Even if our products are approved for use by a system integrator, the system integrator may not place an order for our equipment until the system integrator has entered into a contract with the end user for the design and installation of the system. In many cases, the system integrator is required to respond to a detailed request for proposal or to submit a proposal before a contract for the system is executed. As a result, there may be a significant period of time between the time our products are approved for use by a particular system integrator and the time we record revenue from the sale of our products. As a result of potentially lengthy sales cycles, we may have difficulty in accurately predicting our operating results for any given period, and may experience significant unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues for a period could adversely affect our operating results and the market price of our common stock.

Our revenue and operating results for any quarterly reporting period may fluctuate significantly depending on the timing of the delivery of our products.

Our revenue from product sales has resulted from the sale of a relatively low volume of units to a limited number of customers. As a result, a change in the expected delivery date for a particular customer order could have a significant impact on our quarterly revenues and operating results. Although we maintain a small finished goods inventory, in most cases products are produced for us by our contract manufacturer in response to a particular customer order. Because of our varying sales cycles, our manufacturing lead times and the limited to moderate flexibility in rescheduling delivery dates we provide to our customers, we may not be able to accurately predict the timing of the delivery of a particular order. Significant unanticipated fluctuations in our revenues from period to period could adversely affect our operating results and the market price for our common stock.

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

We incur significant costs as a result of becoming a public company that reports to the Securities and Exchange Commission and our management is required to devote substantial time to meet compliance obligations.

As a public company reporting to the Securities and Exchange Commission, we incur significant legal, accounting and other expenses. We are subject to reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel are required to devote a substantial amount of time to these and other new compliance initiatives. In addition, we believe these rules and regulations may make it more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage in the future. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

At December 31, 2015, we had 9,549,544 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan. Shares that are not beneficially owned by our affiliates and employees generally can be freely sold in the public market, subject in some cases to restrictions under Rule 144.

At December 31, 2015, we had 2,846,325 potentially dilutive shares outstanding and we may grant additional options, stock-based awards and/or warrants in the future. If our stock price rises, the holders of vested options, stock-based awards or warrants may exercise their options, stock-based awards and/or warrants and sell a large number of shares. Any sale of a substantial number of shares of our common stock may have a material adverse effect on the market price of our common stock.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. Presently, a number of securities analysts publish reports on us on a regular basis. If any of the analysts who cover us now or in the future issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Our common stock is quoted under the symbol IPWR on the NASDAQ Capital Market. The table below presents the range of high and low sales prices of our common stock for the years ended December 31, 2015 and 2014.

High and low sales prices
	High	Low
Fiscal year ended December 31, 2015
First quarter	$10.21	$5.93
Second quarter	$11.53	$7.75
Third quarter	$8.55	$6.10
Fourth quarter	$9.65	$6.45
Fiscal year ended December 31, 2014
First quarter	$12.59	$5.25
Second quarter	$9.60	$7.00
Third quarter	$9.40	$6.51
Fourth quarter	$8.00	$5.82

As of March 23, 2016 we had approximately 42 shareholders of record. The name, address and telephone number of our stock transfer agent is Corporate Stock Transfer, Inc., 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado, 80209, (303) 282-4800.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information, as of December 31, 2015, regarding our 2013 Equity Incentive Plan (the “Plan”) under which our equity securities are authorized for issuance to officers, directors, employees, consultants, independent contractors and advisors.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,428,323	(1)	$6.94	831,615	(2)

(1)	This amount includes performance stock units (“PSU”) granted to employees.

(2)	This amount will not be subject to future increases, absent shareholder approval of an increase in the securities authorized for issuance under the Plan.

Recent Issuances of Unregistered Securities

On February 17, 2015, the Company issued 939 shares of common stock to an option holder in connection with the exercise of an option. The per share exercise price was $2.97149 and the options were exercised on a cashless basis. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act of 1933 to issue the common stock.

On April 7, 2015, the Company issued 18,816 shares of common stock to an option holder in connection with the exercise of stock options. The per share exercise price was $2.97149 and the options were exercised on a cashless basis. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act of 1933 to issue the common stock.

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

On July 1, 2015, the Company issued 7,000 shares of common stock to an option holder in connection with the exercise of stock options. The per share exercise price was $5.00. The Company relied on the exemption provided by Rule 701 of the Securities Act of 1933 to issue the common stock.

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

On October 6, 2015, we issued 14,383 shares of common stock to a warrant holder in connection with the exercise of a warrant. The per share exercise price was $3.47626. The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock inasmuch as the warrant holder was an accredited investor and there was no form of general solicitation or general advertising relating to the offer.

On October 28, 2015, we issued 1,988 shares of common stock to a warrant holder in connection with the exercise of a warrant. The per share exercise price was $3.47626 and the warrant was exercised on a cashless basis. The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock inasmuch as the warrant holder was an accredited investor and there was no form of general solicitation or general advertising relating to the offer.

On October 29, 2015, the Company issued 3,733 shares of common stock to an option holder in connection with the exercise of stock options. The per share exercise price was $5.00 and the options were exercised on a cashless basis. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act of 1933 to issue the common stock.

On November 5, 2015, we issued 49,003 shares of common stock to a warrant holder in connection with the exercise of several warrants. The per share exercise prices were $3.47626 and $4.34533 and the warrants were exercised on a cashless basis. We relied on the exemption provided by Section 3(a)(9) of the Securities Act of 1933 to issue the common stock.

On November 9, 2015, the Company issued 6,083 shares of common stock to an option holder in connection with the exercise of stock options. The per share exercise price was $6.3276 and $5.00 and the options were exercised on a cashless basis. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act of 1933 to issue the common stock.

On November 16, 2015, the Company issued 1,621 shares of common stock to an option holder in connection with the exercise of stock options. The per share exercise price was $5.00 and the options were exercised on a cashless basis. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act of 1933 to issue the common stock.

On November 24, 2015, the Company issued 1,603 shares of common stock to an option holder in connection with the exercise of stock options. The per share exercise price was $5.00 and the options were exercised on a cashless basis. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act of 1933 to issue the common stock.

On December 2, 2015, the Company issued 6,085 shares of common stock to an option holder in connection with the exercise of stock options. The per share exercise prices ranged between $0.79525 and $2.97149 and the options were exercised on a cashless basis. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act of 1933 to issue the common stock.

On December 23, 2015, the Company issued 11,107 shares of common stock to an option holder in connection with the exercise of stock options. The per share exercise price was $2.97149 and the options were exercised on a cashless basis. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act of 1933 to issue the common stock.

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

Through December 31, 2015, we used approximately $16 million of the net cash proceeds from our equity offerings. These funds were used as follows: $1.1 million for protection of our intellectual property, $1.1 million for purchase of equipment and software and the remainder for our operations, including research and development and general and working capital purposes. None of the proceeds were used for construction of plant, building and facilities, the purchase of real estate or the acquisition of any business.

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

Overview

Ideal Power is located in Austin, Texas. We design, market and sell electrical power conversion products using our proprietary technology called Power Packet Switching Architecture, or PPSA. PPSA enables high efficiency power conversion by eliminating many of the heavy, passive components used in conventional power conversion products and replacing them with a unique software-enabled topology. Our products are designed to be used in both on-grid and off-grid applications. We believe our products are the only transformer-less power converters with electrical isolation certified for on-grid applications. Our technology is protected by a patent portfolio of 36 US and 6 foreign issued patents.

We sell our products primarily to systems integrators as part of a larger turn-key system which enable end users to manage their electricity consumption, by reducing demand charges or fossil fuel consumption, integrating renewable energy sources or and form their own microgrid. Our products are made by contract manufacturers to our specifications, enabling us to scale production to meet demand on a cost-effective basis without requiring significant expenditures on manufacturing facilities and equipment. Our existing products that connect to the power grid are certified for UL 1741 conformance. As our products gain broader acceptance in the power conversion market, we intend to license our proprietary PPSA-based product designs to OEMs within our target markets, as well as license our technologies for other markets which we do not plan to enter directly.

We were founded on May 17, 2007. To date, operations have been funded primarily through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt. Total revenue generated from inception to date as of December 31, 2015 amounted to $10,337,105 with approximately a third of that revenue coming from government grants. We may continue to pursue research and development grants, if and when available, for the purpose of developing new products and improving current products.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our financial statements for a more complete description of our significant accounting policies.

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

In prior years, we received payments from government entities in the form of government grants with the most significant being a $2.5 million grant from ARPA-E awarded on January 30, 2012. Government grants are agreements that generally provide us with cost reimbursement for certain types of research and development activities over a contractually defined period. Revenues from government grants are recognized in the period during which we incur the related costs, provided that we have incurred the cost in accordance with the specifications and work plans determined between us and the government entity. Costs incurred related to grants are recorded as grant research and development costs. At December 31, 2014, we had recognized all grant revenues related to the ARPA-E grant and no grant revenue was recognized in the year ended December 31, 2015.

Research and Development.  Grant research and development are costs incurred solely related to grant revenues, and are classified as a line item under cost of revenues. Other research and development costs are presented as a line item under operating expenses and are expensed as incurred.

Intangible Assets.  Our intangible assets are primarily related to patents. We capitalize legal costs and filing fees, if any, associated with obtaining patents on our new inventions or other intangible assets. Once the asset have been issued or placed in service, we amortize these costs over the shorter of the legal life (generally a maximum of 20 years) or its estimated economic life using the straight-line method.

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

Stock-Based Compensation.  We apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the commonly used Black-Scholes option valuation model. The assumptions used in the Black-Scholes model are as follows:

Grant Price — The grant price of the issuances are determined based on the closing share price on the date of grant.

Risk-free interest rate — The risk free interest rate is based on the implied yield available on US Treasury securities at the time of grant with an equivalent term of the expected life of the award.

Expected lives — As permitted by SAB 107, due to our insufficient history of option activity, we utilize the simplified approach to estimate the options’ expected term, calculated as the midpoint between the vesting period and the contractual life of the award.

Expected volatility — Volatility is estimated based on the historical volatilities of comparable companies.

Expected dividend yield — Dividend yield is based on current yield at the grant date or the average dividend yield over the historical period. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

We use a Monte Carlo simulation pricing model to determine the fair value of performance stock units (“PSUs”). A typical Monte Carlo exercise simulates a distribution of stock prices to yield an expected distribution of stock prices during and at the end of the performance period. The simulations are repeated many times in order to derive a probabilistic assessment of stock performance. The stock-paths are simulated using assumptions which include expected stock price volatility and risk-free interest rate.

We account for stock issued to non-employees in accordance with the provisions of FASB ASC 505-50 “Equity Based Payments to Non-Employees.” FASB ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

Results of Operations

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

Revenues.   Revenues for the year ended December 31, 2015 of $4,259,909 were $2,465,815, or 137%, higher than the $1,794,094 we earned in revenues for the year ended December 31, 2014. The increase in revenue was due to a $3,044,894 increase in product revenues partially offset by a $579,079 decrease in grant revenues as the ARPA-E grant was fully funded in December 2014.

In the year ended December 31, 2015, the increase in product revenues was driven by higher sales volumes due in part to the introduction of new products. In the year ended December 31, 2014, revenue from the sale of products was $1,215,015, related primarily to our 30kW battery converter.

Cost of Revenues.   Cost of revenues for the year ended December 31, 2015 of $3,872,672 was $1,683,580, or 77%, higher than the $2,189,092 cost of revenues for the year ended December 31, 2014 as the result of a significant increase in product cost of revenue on higher volumes partially offset by a $643,421 decrease in grant research and development costs.

In the year ended December 31, 2015, the increase in cost of revenues from the sale of products was primarily due to higher unit sales for our 30kW battery converter and our new products, the grid-resilient 30kW 2-port and multi-port PCS and a 125kW 2-port PCS as well as higher personnel costs of $175,110, as we added engineering and supply chain resources to support new and existing products.

The decrease in grant research and development costs was due to the timing of spending under the ARPA-E grant, as the ARPA-E grant funds were fully utilized by December 31, 2014. During the year ended December 31, 2014, we recognized $643,421 in grant research and development costs from our ARPA-E grant.

Gross Profit (Loss).   Gross profit for the year ended December 31, 2015 was $387,237 compared to a gross loss of $394,998 for the year ended December 31, 2014. Gross profit for the year ended December 31, 2015 was primarily due to higher product sales compared to the year ended December 31, 2014, and the gross profit improvement was partially offset by incremental costs associated with the initial roll-out of new products at low volumes.

Research and Development Expenses.   Research and development expenses increased by $3,181,163, or 136%, to $5,521,390 in the year ended December 31, 2015 from $2,340,227 in the year ended December 31, 2014. The increase was primarily due to the self-funded bi-directional power switch development costs of $1,707,620, and higher personnel costs of $715,033 as we added both firmware and hardware engineering resources. The increase is also attributable to higher development costs for new products, including our grid-resilient 30kW 2-port and multi-port PCS and 125kW 2 port and multi-port PCS, of $396,052 and higher product certification costs of $231,288 compared to the year ended December 31, 2014.

General and Administrative Expenses.   General and administrative expenses increased by $700,319, or 23%, to $3,693,450 in the year ended December 31, 2015 from $2,993,131 in the year ended December 31, 2014. The increase was due primarily to higher stock compensation expense of $277,488, legal and patent fees of $160,653, and personnel costs of $137,605. In addition, we wrote off $45,641 of capitalized software costs in the year ended December 31, 2015.

Sales and Marketing Expenses.   Sales and marketing expenses increased by $444,934, or 37%, to $1,644,512 in the year ended December 31, 2015 from $1,199,578 in the year ended December 31, 2014. The increase was due primarily to severance costs of $139,530, higher contract labor costs of $116,720, bad debt expense of $48,445 (net of recovery of $24,124), placement costs of $44,427 and personnel costs of $43,344.

Loss from Operations.   Due to the increase in our operating expenses, our loss from operations for the year ended December 31, 2015 was $10,472,115 or 51% higher than the $6,927,934 loss from operations for year ended December 31, 2014.

Interest Income.  Interest income increased to $31,472 for the year ended December 31, 2015 compared to $27,715 for the year ended December 31, 2014. The increase is primarily due to a higher average cash balance for the year ended December 31, 2015 due to our follow-on offering in May 2015.

Net Loss.   As a result of the increase in our loss from operations, partly offset by the increase in gross profit, our net loss for the year ended December 31, 2015, was $10,440,643 as compared to a net loss of $6,900,219 for the year ended December 31, 2014, an increase of $3,540,424.

Liquidity and Capital Resources

We currently do not generate enough revenue to sustain our operations. Our revenues in the year ended December 31, 2015 are solely generated from sales of our products. We have primarily funded our operations through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt.

As of December 31, 2015 and 2014, we had cash and cash equivalents of $15,022,286 and $7,912,011, respectively. Our net working capital increased to $14,260,603 as of December 31, 2015 from $7,658,720 as of December 31, 2014 due primarily to the net cash proceeds of $15,924,405 from our follow-on offering in May 2015.

Operating activities in the year ended December 31, 2015 resulted in cash outflows of $8,046,217, which were primarily due to the net loss for the period of $10,440,643, offset by stock-based compensation of $1,384,763, favorable balance sheet timing of $395,021, depreciation and amortization of $232,852 and the write-off of fixed assets and patents of $199,546. Operating activities in the year ended December 31, 2014 resulted in cash outflows of $5,469,550, which were primarily due to the net loss for the period of $6,900,219, offset by stock-based compensation of $944,102, stock compensation paid for services of $180,183, favorable balance sheet timing of $150,965 and other non-cash items of $155,419.

Investing activities in the years ended December 31, 2015 and 2014 resulted in cash outflows of $1,421,741 and $760,502, respectively. Cash outflows for the acquisition of fixed assets in the years ended December 31, 2015 and 2014 were $791,605 and $342,247, respectively, and cash outflows for the acquisition of intangible assets in the years ended December 31, 2015 and 2014 were $630,136 and $418,255, respectively. Cash outflows for the acquisition of fixed assets increased as we purchased equipment and improvements, including electrical upgrades, for our development lab to support current and future products and cash outflows for the acquisition of intangible assets increased as we expanded our intellectual property portfolio.

Financing activities in the year ended December 31, 2015 resulted in cash inflows of $16,578,233, related primarily to the issuance of 2,225,825 shares of common stock shares at a public offering price of $7.75. Net cash proceeds after offering-related expenses were $15,924,405. In addition, we received $653,828 in net proceeds from the exercise of options and warrants. In the year ended December 31, 2014, we received $4,966 in net proceeds from the exercise of stock options and warrants.

On December 1, 2014, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. The registration statement allows us to offer up to an aggregate $75 million of common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof and provides us with the flexibility over three years to potentially raise additional equity in a public or private offering on commercial terms. After the May 2015 follow-on offering, $58 million is available to the Company under the registration statement.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Trends, Events and Uncertainties

Research and development of new technologies is, by its nature, unpredictable. Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that our working capital of $14,260,603 as of December 31, 2015 will be sufficient to enable us to develop our technology to the extent needed to create future sales to sustain operations as contemplated herein. If our working capital is insufficient for this purpose, we will consider other options to continue our path to commercialization, including, but not limited to, additional financing through follow-on stock offerings, debt financing, co-development agreements, curtailment of operations, suspension of operations, sale or licensing of developed intellectual property, or other alternatives.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ideal Power Inc.

We have audited the accompanying balance sheets of Ideal Power Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gumbiner Savett Inc.

March 30, 2016

Santa Monica, California

IDEAL POWER INC.

Balance Sheets

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$15,022,286	$7,912,011
Accounts receivable, net	872,874	446,521
Inventories, net	648,009	251,338
Prepayments and other current assets	296,355	263,605
Total current assets	16,839,524	8,873,475

Property and equipment, net	925,899	374,376
Intangible assets, net	1,466,811	1,012,964
Other assets	17,920	17,920
Total assets	$19,250,154	$10,278,735
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,338,828	$441,636
Accrued expenses	1,240,093	773,119
Total current liabilities	2,578,921	1,214,755
Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,549,544 and 7,048,235 shares issued and outstanding at December 31, 2015 and 2014, respectively	9,550	7,048
Additional paid-in capital	50,757,414	32,712,020
Treasury stock	(2,657)	(2,657)
Accumulated deficit	(34,093,074)	(23,652,431)
Total stockholders’ equity	16,671,233	9,063,980
Total liabilities and stockholders’ equity	$19,250,154	$10,278,735

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statements of Operations

	For the Year Ended December 31,
	2015	2014
Revenues:
Products	$4,259,909	$1,215,015
Grants	—	579,079
Total revenue	4,259,909	1,794,094

Cost of revenues:
Products	3,872,672	1,545,671
Grant research and development costs	—	643,421
Total cost of revenue	3,872,672	2,189,092
Gross profit (loss)	387,237	(394,998)
Operating expenses:
Research and development	5,521,390	2,340,227
General and administrative	3,693,450	2,993,131
Sales and marketing	1,644,512	1,199,578
Total operating expenses	10,859,352	6,532,936
Loss from operations	(10,472,115)	(6,927,934)
Interest income	31,472	27,715
Net loss	$(10,440,643)	$(6,900,219)
Net loss per share – basic and fully diluted	$(1.23)	$(0.98)
Weighted average number of shares outstanding – basic and fully diluted	8,495,735	7,016,872

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statement of Stockholders’ Equity

For the Years Ended December 31, 2015 and 2014

	Common Stock		Common Stock Issuable		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2013	6,931,968	$6,932	32,525	$151,665	$31,431,220	$(2,657)	$(16,752,212)	$14,834,948
Common stock issued for services	38,903	39	(32,525)	(151,665)	201,630	—	—	50,004
Warrants issued for consulting services	—	—	—	—	130,179	—	—	130,179
Exercise of options and warrants	77,364	77	—	—	4,889	—	—	4,966
Stock-based compensation	—	—	—	—	944,102	—	—	944,102
Net loss for the year ended December 31, 2014	—	—	—	—	—	—	(6,900,219)	(6,900,219)
Balances at December 31, 2014	7,048,235	$7,048	—	$—	$32,712,020	$(2,657)	$(23,652,431)	$9,063,980
Shares issued in offering, net of issuance costs	2,225,825	2,226	—	—	15,922,179	—	—	15,924,405
Warrants issued for consulting services	—	—	—	—	84,900	—	—	84,900
Exercise of options and warrants	265,484	266	—	—	653,562	—	—	653,828
Issuance of restricted stock	10,000	10	—	—	(10)	—	—	—
Stock-based compensation	—	—	—	—	1,384,763	—	—	1,384,763
Net loss for the year ended December 31, 2015	—	—	—	—	—	—	(10,440,643)	(10,440,643)
Balances at December 31, 2015	9,549,544	$9,550	—	$—	$50,757,414	$(2,657)	$(34,093,074)	$16,671,233

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(10,440,643)	$(6,900,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	97,344	24,775
Write-down of inventory	—	62,851
Depreciation and amortization	232,852	67,793
Write-off of fixed assets	53,855	—
Write-off of capitalized patents	145,691	—
Stock-based compensation	1,384,763	944,102
Fair value of warrants issued for services	84,900	130,179
Common stock issued for services	—	50,004
Decrease (increase) in operating assets:
Accounts receivable	(523,697)	(218,890)
Inventories	(412,698)	205,468
Prepaid expenses and other assets	(32,750)	(50,030)
Increase (decrease) in operating liabilities:
Accounts payable	897,192	(97,509)
Accrued expenses	466,974	311,926
Net cash used in operating activities	(8,046,217)	(5,469,550)
Cash flows from investing activities:
Purchase of property and equipment	(791,605)	(342,247)
Acquisition of intangible assets	(630,136)	(418,255)
Net cash used in investing activities	(1,421,741)	(760,502)
Cash flows from financing activities:
Net proceeds from issuance of common stock	15,924,405	—
Exercise of options and warrants	653,828	4,966
Net cash provided by financing activities	16,578,233	4,966
Net increase (decrease) in cash and cash equivalents	7,110,275	(6,225,086)
Cash and cash equivalents at beginning of year	7,912,011	14,137,097
Cash and cash equivalents at end of year	$15,022,286	$7,912,011

The accompanying notes are an integral part of these financial statements.

Ideal Power Inc.

Notes to Financial Statements

Note 1 — Organization and Description of Business

Ideal Power Inc. (the “Company”) was incorporated in Texas on May 17, 2007 under the name Ideal Power Converters, Inc. The Company changed its name to Ideal Power Inc. on July 8, 2013 and re-incorporated in Delaware on July 15, 2013. With headquarters in Austin, Texas, it develops power conversion solutions with an initial focus on stand-alone commercial and industrial grid storage, combined solar and storage, and microgrid applications. The principal products of the Company are power conversion systems, including 2-port and multi-port products.

Since its inception, the Company has generated limited revenues from the sale of products and has financed its research and development efforts and operations primarily through the sale of common stock and, prior to its initial public offering, the issuance of convertible debt.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

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

Accounts Receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition. In limited instances, the Company may require an upfront deposit and, in most cases, the Company does charge interest on past due amounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible, customer payment history and any other customer-specific information that may impact the evaluation of the specific customer’s credit. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. The allowance for doubtful accounts was $15,145 and $24,775 at December 31, 2015 and 2014, respectively.

Inventories

Inventories are stated at the lower of cost (first in, first out method) or market value. Inventory quantities on hand are reviewed regularly and a write-down for excess and obsolete inventory is recorded based primarily on an estimated forecast of product demand, market conditions and anticipated production requirements in the near future. There was a $4,274 and $40,703 reserve for excess and obsolete inventory at December 31, 2015 and 2014, respectively, related to component parts not anticipated to have a future use.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Major additions and improvements are capitalized while maintenance and repairs that do not improve or extend the useful life of the respective asset are expensed. Depreciation and amortization of property and equipment is computed using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of the life of the asset or the related leases. Estimated useful lives of the principal classes of assets are as follows:

Leasehold improvements	Shorter of lease term or useful life
Machinery and equipment	5 years
Furniture, fixtures and computers	3 – 5 years

Intangible Assets

The Company’s intangible assets are primarily composed of patents, which are recorded at cost. The Company capitalizes third party legal costs and filing fees, if any, associated with obtaining patents or other intangible assets. Once the intangible asset has been placed in service, the Company amortizes these costs over the shorter of the asset’s legal life, generally 20 years, or its estimated economic life using the straight-line method.

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was an impairment in the value of long-lived assets in the amount of $199,546 during the year ended December 31, 2015. There were no impairments in the value of long-lived assets in the year ended December 31, 2014.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable and accounts payable. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributed to the short-term maturities of these instruments. The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

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

In prior years, the Company received payments from government entities in the form of government grants. Government grants are agreements that generally provide the Company with cost reimbursement for certain types of research and development activities over a contractually defined period. Revenues from government grants are recognized in the period during which the Company incurs the related costs, provided that the Company has incurred the cost in accordance with the specifications and work plans determined between the Company and the government entity. Costs incurred related to the grants are recorded as grant research and development costs. At December 31, 2014, the Company had recognized all grant revenues related to the ARPA-E grant and no grant revenue was recognized in the year ended December 31, 2015. Grant receivables were $132,227 at December 31, 2014 and were included in accounts receivable.

Product Warranties

The Company generally provides a ten year limited warranty on its products. Accruals for product warranties are estimated based upon limited historical warranty experience, engineering experience and judgment, and third party assessments of the reliability of the Company’s 30kW products. Accruals for product warranties are recorded in cost of revenues at the time revenue is recognized in order to match revenues with related expenses. The Company assesses the adequacy of its estimated warranty liability quarterly and adjusts the reserve, included in accrued expenses, as necessary. Although any such adjustments were not material in the years ended December 31, 2015 and 2014, any such adjustments could be material in the future if estimates differ significantly from actual warranty experience.

Research and Development

Grant research and development are costs incurred solely related to grant revenues, and are classified as a line item under cost of revenues.

Other research and development costs are presented as a line item under operating expenses and are expensed as incurred. Total research and development costs incurred during the years ended December 31, 2015 and 2014 amounted to $5,521,390 and $2,983,648, respectively, of which $643,421 was included in cost of revenues in the year ended December 31, 2014.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. At December 31, 2015 and 2014, the Company has established a full reserve against all deferred tax assets.

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

Net Loss Per Share

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method. In periods with a net loss, no common share equivalents are included because their effect would be anti-dilutive. At December 31, 2015 and 2014, potentially dilutive shares outstanding amounted to 2,846,325 and 2,932,155, respectively.

Stock Based Compensation

The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model.

The Company uses a Monte Carlo simulation pricing model to determine the fair value of performance stock units (“PSUs”). A typical Monte Carlo exercise simulates a distribution of stock prices to yield an expected distribution of stock prices during and at the end of the performance period. The simulations are repeated many times in order to derive a probabilistic assessment of stock performance. The stock-paths are simulated using assumptions which include expected stock price volatility and risk-free interest rate.

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

The Company issues common stock upon exercise of equity awards and warrants.

Presentation of Sales Taxes

Certain states impose a sales tax on the Company’s sales to nonexempt customers. The Company collects that sales tax from customers and remits the entire amount to the states. The Company’s accounting policy is to exclude the tax collected and remitted to the states from revenues and cost of revenues.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash with a major financial institution located in the United States. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company maintains balances in excess of federally insured limits. The Company has not experienced losses in such accounts and believes it is not exposed to significant credit risk regarding its cash and cash equivalents.

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

The Company had revenue from four customers that accounted for 66% of net revenue for the year ended December 31, 2015, and from a government entity and three customers that accounted for 76% of net revenue for the year ended December 31, 2014. The Company had an accounts receivable balance from three customers that accounted for 66% of trade receivables at December 31, 2015, and three customers that accounted for 92% of trade receivables at December 31, 2014.

Reclassifications

Certain items in prior financial statements have been reclassified to conform to current year presentation. These changes did not impact total revenue, loss from operations or net loss.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update approved in July 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, ASU 2014-09 is now effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 is not expected to have an impact the Company’s financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

Note 3 — Accounts Receivable

Accounts receivable, net consisted of the following:

	December 31,
	2015	2014
Trade receivables	$803,599	$231,412
Grant receivables	—	132,227
Other receivables	84,420	107,657
	888,019	471,296
Allowance for doubtful accounts	(15,145)	(24,775)
	$872,874	$446,521

Note 4 — Inventories

Inventories, net consisted of the following:

	December 31,
	2015	2014
Raw materials	$124,498	$143,289
Finished goods	527,785	148,752
	652,283	292,041
Reserve for obsolescence	(4,274)	(40,703)
	$648,009	$251,338

Note 5 — Prepayments and Other Current Assets

Prepayments and other current assets consisted of the following:

	December 31,
	2015	2014
Prepaid insurance	$168,481	$158,400
Prepaid software	59,874	4,557
Other	68,000	100,648
	$296,355	$263,605

Note 6 — Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2015	2014
Machinery and equipment	$676,881	$263,142
Building leasehold improvements	362,300	48,280
Furniture, fixtures, software and computers	195,497	183,237
	1,234,678	494,659
Accumulated depreciation and amortization	(308,779)	(120,283)
	$925,899	$374,376

Note 7 — Intangible Assets

Intangible assets, net consisted of the following:

	December 31,
	2015	2014
Patents	$1,313,269	$1,040,219
Other intangible assets	211,394	—
	1,524,663	1,040,219
Accumulated amortization	(57,852)	(27,255)
	$1,466,811	$1,012,964

Amortization expense amounted to $30,597 and $14,204 for the years ended December 31, 2015 and 2014, respectively. Amortization expense for the succeeding five years and thereafter is $47,277 (2016); $47,277 (2017); $47,277 (2018); $47,277 (2019); $47,277 (2020); and $618,520 (thereafter).

At December 31, 2015 and 2014, the Company had capitalized approximately $612,000 and $746,000, respectively, for costs related to patents that have not been awarded.

On July 24, 2015 and December 21, 2015, the Company entered into licensing agreements which expire on February 7, 2033. The agreements provide the Company an exclusive royalty-free license associated with semiconductor power switches which enhances its intellectual property portfolio. The Company recorded legal and acquisition costs of $211,394 associated with the licensing agreements as intangible assets and will amortize the cost over the 17-year term of the agreements.

Note 8 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2015	2014
Accrued compensation	$616,029	$548,953
Warranty reserve	358,296	143,364
Other	265,768	80,802
	$1,240,093	$773,119

The changes in warranty reserve were as follows:

	2015	2014
Balance, beginning of the year	$143,364	$113,078
Provisions for warranty and beta replacements	235,377	76,671
Warranty payments or beta replacements	(20,445)	(46,385)
Balance, end of the year	$358,296	$143,364

Note 9 — Common Stock

All shares of common stock have a par value of $0.001. Each holder of common stock is entitled to one vote per share outstanding.

During the year ended December 31, 2015, the Company completed an underwritten follow-on offering of 2,225,825 shares, inclusive of the underwriter’s overallotment of 290,325 shares, of its common stock. Gross proceeds were $17,250,144 before underwriting discounts and offering expenses. Net cash proceeds were $15,924,405 after offering fees and expenses of $1,325,739, including the underwriting discount of $1,035,008 and other costs of $290,731. In addition, common stock activity included the exercise of options and warrants for an aggregate 265,484 shares of the Company’s common stock for net proceeds of $653,828. The Company also granted 10,000 restricted shares of common stock to an employee as a performance award.

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

On December 1, 2014, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. The registration statement allows the Company to offer up to an aggregate $75 million of common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof. After the May 2015 follow-on offering, $58 million is available to the Company under the registration statement.

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

On May 26, 2015, the stockholders approved an amendment to the Plan which increased shares available for issuance under the Plan by 1,250,000 shares. Also, on August 27, 2015, the Compensation Committee approved a restatement of the Plan in order to clarify the types of awards allowable under the plan to include restricted stock and PSUs. At December 31, 2015, there were 831,615 shares of common stock available for issuance under the Plan.

During the year ended December 31, 2015, the Company granted 182,600 and 38,502 stock options to purchase shares of common stock to employees and non-employee directors, respectively. The exercise price of the stock options issued to both employees and directors was the closing price of the Company’s stock on the date of grant. The options granted to employees vest in equal annual installments over 4 years while the options granted to directors vested in equal quarterly installments in 2015. The options granted in 2015 were valued at $974,329 using the Black-Scholes option pricing model. The compensation expense associated with these grants recognized during the year ended December 31, 2015 amounted to $231,395.

During the year ended December 31, 2015, the Company granted an employee 10,000 shares of restricted stock. The fair value of the restricted stock was $77,700 based on the closing market price of the Company’s stock on the date of grant, which will be recognized ratably over the four-year vesting period. Stock compensation expense of $7,284 related to this grant was recognized during the year ended December 31, 2015. Shares outstanding at December 31, 2015 include the 10,000 shares of unvested restricted stock.

During the year ended December 31, 2015, the Company also granted an employee 96,000 PSUs, which are subject to the satisfaction of certain market-based and continued service conditions. The market-based vesting criteria are separated into four tranches and require that the Company achieve certain stock price targets ranging from $9 per share to $15 per share during the four-year period following the grant date. With certain limited exceptions, continued employment with the Company on the fourth anniversary of the grant date is required in order for the PSUs to vest. The grant-date fair value of the PSUs was $405,997, or $4.23 per unit, using a Monte Carlo Simulation with a four-year life, 60% volatility and a risk free interest rate of 1.3%. The fair value of the PSUs is being recognized over the vesting period and $31,014 was recognized during the year ended December 31, 2015.

As permitted by SAB 107, management utilizes the simplified approach to estimate the expected term of stock options, which represents the period of time that options granted are expected to be outstanding. The risk free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant. The volatility is estimated based on the historical volatilities of comparable companies. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

The assumptions used in the Black-Scholes model are as follows:

	For the year ended December 31,
	2015	2014
Risk-free interest rate	1.54% to 1.95%	1.78 to 2.19%
Expected dividend yield	0%	0%
Expected life	5.31 to 6.25 years	5.31 to 6.25 years
Expected volatility	60%	60%

A summary of the Company’s stock option activity and related information is as follows:

	2015			2014
	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1	1,368,047	$6.41	8.7	485,573	$4.24	8.2
Granted	221,102	$7.80		899,526	$7.49
Exercised	(201,389)	$4.47		(10,500)	$0.10
Forfeited/Expired/Exchanged	(55,437)	$6.13		(6,552)	$4.53
Outstanding at December 31	1,332,323	$6.94	8.4	1,368,047	$6.41	8.7
Exercisable at December 31	572,623	$6.02	7.8	467,204	$4.65	7.3

During the year ended December 31, 2015, option holders exercised 90,609 options on a cashless basis and received 49,987 shares of common stock and 40,622 shares were used to cover the exercise price. In addition, option holders exercised 110,780 options and paid the exercise price in cash. The Company received $553,871 in net cash proceeds for the exercise of options during 2015.

The following table sets forth additional information about stock options outstanding at December 31, 2015:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Options Exercisable
$0.41 – $5.00	226,645	6.8	$4.05	208,395
$5.01 – $7.50	477,928	8.5	$7.00	228,203
$7.51 – $11.00	627,750	8.8	$7.95	136,025
	1,332,323			572,623

The estimated aggregate pretax intrinsic value (the difference between the Company’s stock price on the last day of the year ended December 31, 2015 and the exercises price, multiplied by the number of vested in-the-money options) is approximately $1,136,000. This amount changes based on the fair value of the Company’s stock.

As of December 31, 2015, there was $3,082,439 of unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.8 years.

Note 11 — Warrants

During the year ended December 31, 2015, warrant holders exercised 127,340 warrants on a cashless basis and received 75,951 shares of common stock and 51,389 shares were used to cover the exercise price. In addition, warrant holders exercised 28,766 warrants and paid the exercise price in cash. The Company received $99,957 in net cash proceeds for the exercise of warrants during 2015.

During the year ended December 31, 2014, warrant holders exercised 94,376 warrants on a cashless basis and received 65,552 shares of common stock and 28,824 shares were used to cover the exercise price. In addition, a warrant holder exercised 1,438 warrants and paid the exercise price in cash. The Company received $4,972 in net cash proceeds for the exercise of warrants during 2014.

In 2013, the Company issued a warrant for the purchase of 84,000 shares of the Company’s common stock for consulting services, with an exercise price of $6.25. The warrant shares vest in increments of 4,000 warrant shares at the end of each month beginning with November 2013 and ending with October 2014 with the remainder vesting in increments of 3,000 warrant shares at the end of each month beginning with November 2014 and ending with October 2015. The warrant was valued at $237,719 using the Black-Scholes option pricing model. For the years ended December 31, 2015 and 2014, the Company recorded $84,900 and $130,179, respectively, in expense related to vested warrant shares.

The shares underlying the warrants have not been registered.

A summary of the Company’s warrant activity and related information is as follows:

	2015		2014
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 1	1,564,108	$4.48	1,659,922	$4.36
Granted	—	—	—	—
Exercised	(156,106)	$3.72	(95,814)	$2.27
Forfeited/Expired	—	—	—	—
Outstanding at December 31	1,408,002	$4.57	1,564,108	$4.48

No warrants were unvested at December 31, 2015.

Note 12 — Income Taxes

Income taxes are disproportionate to income due to net operating loss carryforwards, which are fully reserved. As of December 31, 2015, the Company has federal net operating loss carryforwards of approximately $23 million which will begin to expire in 2031. Management has concluded that it is more likely than not that the Company will not have sufficient foreseeable taxable income within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2015 and 2014.

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Current deferred income tax assets:
Inventory – uniform capitalization	$75,000	$13,000
Accrued compensation and other	199,000	151,000
Less: valuation allowance	(274,000)	(164,000)
	$—	$—
Non-current deferred income tax assets and (liabilities):
Net operating loss	$8,029,000	$4,886,000
Research and development credit	18,000	18,000
Warranty reserve	122,000	49,000
Warrants issued for services	73,000	44,000
Depreciation and amortization	(12,000)	(54,000)
Exercise of options and warrants	(46,000)	—
Stock based compensation	511,000	191,000
Intangibles	(548,000)	(330,000)
Less: valuation allowance	(8,147,000)	(4,804,000)
Net non-current deferred tax assets	$—	$—

The Company has applied the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At December 31, 2015 and 2014, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of December 31, 2015 and 2014, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to tax in the United States (“U.S.”) and files tax returns in the U.S. federal and state jurisdictions. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2011. The Company currently is not under examination by any tax authority.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

	For the year ended December 31,
	2015	2014
Statutory federal income tax rate	(34)%	(34)%
Stock based compensation	(1)	—
Other	2	5
Valuation allowance	33	29
	—%	—%

Note 13 — Commitments and Contingencies

Lease

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

At December 31, 2015, the remaining annual base rent commitments under the lease, assuming no early termination, are as follows:

For the year ended December 31,	Amount
2016	$159,941
2017	163,489
2018	68,736
Total	$392,166

Rent expense incurred for the years ended December 31, 2015 and 2014 amounted to $212,397 and $137,559, respectively.

License Agreement

On July 24, 2015 and December 21, 2015, the Company entered into licensing agreements which expire on February 7, 2033. Per the agreements, the Company has the exclusive royalty-free license which enhances its intellectual property portfolio related to semiconductor power switches. The agreements include both fixed and variable payments. The Company capitalized the $211,394 of fixed payments as an intangible asset and will amortize the asset over the life of the licensing agreements. The variable payments are a function of the number of associated patent filings pending and patents issued under the agreements. The Company will pay $10,000 for each patent filing pending and $20,000 for each patent issued within 20 days of December 21, 2017 and each subsequent year of the agreement, up to a maximum of $100,000 per year (i.e. five issued patents). At December 31, 2015, no patents associated with the agreements had been issued.

Note 14 — Retirement Plan

The Company has a defined contribution retirement plan covering all of its employees. Under the plan, the Company contributions are discretionary. No discretionary contributions were made by the Company in the years ended December 31, 2015 and 2014.

Note 15 — Subsequent Events

The Company has been notified by legal counsel that a patent was issued on March 2, 2016 under the licensing agreement discussed within Footnote 7 – Intangible Assets and Footnote 13 – Commitment and Contingencies. As per the agreement, if the counterparty does not breach the agreement, the Company will be required to make a payment within 20 days of December 21, 2017 and each subsequent year, through the term of the agreement, in the amount of $20,000.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) or 15d-15(d) of the Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B:	OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the board of directors.

Name	Age	Position
R. Daniel Brdar	56	Chief Executive Officer, President and Chairman of the Board
Timothy W. Burns, CPA	41	Chief Financial Officer, Secretary and Treasurer
William C. Alexander	60	Chief Technology Officer and Director
Ryan O’Keefe	48	Senior Vice President, Business Development
Mark L. Baum, J.D.	43	Director
Lon E. Bell, Ph.D.	75	Director
David B. Eisenhaure	70	Director

The remaining information required by this item is incorporated herein by reference from our Definitive Proxy Statement, involving the election of directors, to be filed pursuant to Regulation 14A with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K (or Definitive Proxy Statement).

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information, as of December 31, 2015, regarding our 2013 Equity Incentive Plan (the “Plan”) under which our equity securities are authorized for issuance to officers, directors, employees, consultants, independent contractors and advisors.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,428,323	(1)	$6.94	831,615	(2)

(1)	This amount includes performance stock units (“PSU”) granted to employees.
(2)	This amount will not be subject to future increases, absent shareholder approval of an increase in the securities authorized for issuance under the Plan.

The rest of the information required by this item is incorporated by reference from our Definitive Proxy Statement.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a) (3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 30th day of March, 2016.

IDEAL POWER INC.

By:	/s/ R. Daniel Brdar

R. Daniel Brdar,
Chief Executive Officer

By:	/s/ Timothy Burns

Timothy Burns,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2016

/s/ R. Daniel Brdar

R. Daniel Brdar,
Chief Executive Officer
(principal executive officer) and Chairman
Dated: March 30, 2016
/s/ Timothy Burns

Timothy Burns,
Chief Financial Officer
(principal financial and accounting officer),
Secretary and Treasurer
Dated: March 30, 2016
/s/ William C. Alexander

William C. Alexander,
Chief Technology Officer and director
Dated: March 30, 2016
/s/ Lon E. Bell

Lon E. Bell, Ph.D., director
Dated: March 30, 2016
/s/ Mark Baum

Mark Baum, director
Dated: March 30, 2016
/s/ David B. Eisenhaure

David B. Eisenhaure, director

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Delaware Certificate of Conversion including Certificate of Incorporation (1)
3.2	Bylaws of Ideal Power Inc. (1)
4.1	Underwriter’s Warrant (1)
10.1	Form of Lock-Up Agreement (1)
10.2	Form of Warrant issued by the registrant to investors in the offering completed on July 17, 2012 (1)
10.3	Form of Warrant issued by the registrant to investors in the offering completed on August 31, 2012 (1)
10.4	Form of Replacement Warrant issued by the registrant to investors in the offering completed on August 31, 2012 (1)
10.5	Form of Warrant issued by the registrant to investors in the offering completed on November 21, 2012 (1)
10.6	Warrant issued to MDB Capital Group, LLC (MDB-1) dated November 21, 2012 (1)
10.7	Warrant issued to MDB Capital Group, LLC (MDB-2) dated November 21, 2012 (1)
10.8	Form of Warrant issued by the registrant to investors in the offering completed on July 29, 2013 (1)
10.9	Ideal Power Inc. 2013 Amended and Restated Equity Incentive Plan (6)
10.10	Addendum to Warrant issued to MDB Capital Group, LLC (MDB-1) dated July 10, 2013 (1)
10.11	Addendum to Warrant issued to MDB Capital Group, LLC (MDB-2) dated July 10, 2013 (1)
10.12	Form of Addendum to Stock Purchase Warrant (Series A) (1)
10.13	Form of Addendum to Stock Purchase Warrant (Series B) (1)
10.14	Employment Agreement between the registrant and R. Daniel Brdar (2) +
10.14.1	Amendment No. 1 to Employment Agreement between the registrant and R. Daniel Brdar dated September 16, 2014(4) +
10.15	Non-Qualified Stock Option Award Agreement issued to R. Daniel Brdar (2) +
10.16	Lease Agreement between the Company and Agellan Commercial REIT U.S. L.P. dated March 24, 2014 (3)
10.17	Employment Agreement between the Company and William Alexander dated September 16, 2014 (4) +
10.18	Employment Agreement between the registrant and Timothy W. Burns dated September 16, 2014 (4) +
10.19*	Employment Agreement between the registrant and Ryan O’Keefe dated August 11, 2014

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Included herein.
+	Indicates a contract with management.
(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, file no. 333-190414, originally filed with the Securities and Exchange Commission on August 6, 2013, as amended.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2014.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2014.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2015.