Form 10-Q
period 2016-03-31
Ideal Power Inc.
filed 2016-05-13
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

At May 9, 2016, the issuer had 9,557,747 shares of common stock, par value $.001, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,278,458	$15,022,286
Accounts receivable, net	447,771	872,874
Inventories, net	720,568	648,009
Prepayments and other current assets	290,769	296,355
Total current assets	13,737,566	16,839,524

Property and equipment, net	951,652	925,899
Intangible assets, net	1,791,283	1,466,811
Other assets	17,920	17,920
Total Assets	$16,498,421	$19,250,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$764,054	$1,338,828
Accrued expenses	1,186,953	1,240,093
Total current liabilities	1,951,007	2,578,921

Long-term liabilities	259,476	-
Total liabilities	2,210,483	2,578,921

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,557,747 and 9,549,544 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	9,558	9,550
Additional paid-in capital	51,176,458	50,757,414
Treasury stock	(2,657)	(2,657)
Accumulated deficit	(36,895,421)	(34,093,074)
Total stockholders’ equity	14,287,938	16,671,233
Total Liabilities and Stockholders’ Equity	$16,498,421	$19,250,154

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Product revenue	$496,644	$1,197,991
Cost of product revenue	494,754	1,019,501
Gross profit	1,890	178,490

Operating expenses:
Research and development	1,479,985	992,232
General and administrative	920,331	910,777
Sales and marketing	412,530	472,952
Total operating expenses	2,812,846	2,375,961

Loss from operations	(2,810,956)	(2,197,471)

Interest income	8,609	4,473

Net loss	$(2,802,347)	$(2,192,998)

Net loss per share – basic and fully diluted	$(0.29)	$(0.31)

Weighted average number of shares outstanding – basic and fully diluted	9,545,982	7,055,458

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,802,347)	$(2,192,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,999	32,803
Write-down of inventory	4,242	(16,454)
Write-off of fixed assets	992	—
Write-off of capitalized patents	24,753	69,482
Stock-based compensation	383,516	353,159
Fair value of warrants issued for services	—	25,470
Decrease (increase) in operating assets:
Accounts receivable	425,103	(386,949)
Inventories	(76,801)	33,831
Prepaid expenses	5,586	(485)
Increase (decrease) in operating liabilities:
Accounts payable	(574,774)	245,768
Accrued expenses	(53,140)	244,110
Net cash used in operating activities	(2,575,871)	(1,592,263)

Cash flows from investing activities:
Purchase of property and equipment	(100,382)	(150,343)
Acquisition of intangible assets	(103,111)	(84,843)
Net cash used in investing activities	(203,493)	(235,186)

Cash flows from financing activities:
Exercise of options and warrants	35,536	84,813
Net cash provided by financing activities	35,536	84,813

Net decrease in cash and cash equivalents	(2,743,828)	(1,742,636)
Cash and cash equivalents at beginning of period	15,022,286	7,912,011
Cash and cash equivalents at end of period	$12,278,458	$6,169,375

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The balance sheet at December 31, 2015 has been derived from the Company’s audited financial statements.

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for annual and interim periods beginning after December 15, 2017. The adoption of the updated standard is not expected to have a significant effect on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the standard on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for the Company beginning January 1, 2017, with early adoption permitted. The Company has elected early adoption of the ASU and made the policy election to account for forfeitures as they occur. There were no adjustments to the Company’s financial results for the three months ended March 31, 2016 based on the adoption of this standard.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Accounts Receivable

Accounts receivable, net consisted of the following:

	March 31,	December 31,
	2016	2015
	unaudited
Trade receivables	$418,004	$803,599
Other receivables	44,912	84,420
	462,916	888,019
Allowance for doubtful accounts	(15,145)	(15,145)
	$447,771	$872,874

The Company had receivable balances from three customers that accounted for 76% of trade receivables at March 31, 2016. Also, the Company had revenue from three customers which accounted for 35%, 32% and 14% of net revenue for the three months ended March 31, 2016.

Note 4 – Inventories

Inventories, net consisted of the following:

	March 31,	December 31,
	2016	2015
	unaudited
Raw materials	$128,947	$124,498
Finished goods	595,895	527,785
	724,842	652,283
Reserve for obsolescence	(4,274)	(4,274)
	$720,568	$648,009

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2016	2015
	unaudited
Machinery and equipment	$716,631	$676,881
Building leasehold improvements	378,987	362,300
Furniture, fixtures, software and computers	238,250	195,497
	1,333,868	1,234,678
Accumulated depreciation and amortization	(382,216)	(308,779)
	$951,652	$925,899

Note 6 – Intangible Assets

Intangible assets, net consisted of the following:

	March 31,	December 31,
	2016	2015
	unaudited
Patents	$1,391,626	$1,313,269
Other intangible assets	470,870	211,394
	1,862,496	1,524,663
Accumulated amortization	(71,213)	(57,852)
	$1,791,283	$1,466,811

In 2015, the Company entered into licensing agreements which expire on February 7, 2033. The agreements provide the Company an exclusive royalty-free license associated with semiconductor power switches which enhances its intellectual property portfolio. In 2015, the Company recorded legal and acquisition costs of $211,394 associated with the licensing agreements as intangible assets. On March 2, 2016, the Company recorded an additional $259,476 associated with the licensing agreements as intangible assets as a patent was issued under the agreements. The amount recorded represents the estimated present value of all future payments associated with the issued patent. The Company is amortizing the capitalized costs over the 17-year term of the agreements. For further discussion of the licensing agreement, see Footnote 8.

Amortization expense amounted to $13,362 and $4,557 for the three months ended March 31, 2016 and 2015, respectively. Amortization expense for the succeeding five years and thereafter is $47,267 (2016); $63,022 (2017); $63,022 (2018); $63,022 (2019); $63,022 (2020); and $810,648 (thereafter).

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2016	2015
	unaudited
Accrued compensation	$742,946	$616,029
Warranty reserve	307,581	358,296
Other	136,426	265,768
	$1,186,953	$1,240,093

Note 8 – Commitments and Contingencies

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

At March 31, 2016, the remaining annual base rent commitments under the lease, assuming no early termination, are as follows:

Year Ended December 31,	Amount
2016	$120,473
2017	163,489
2018	68,736
Total	$352,698

The Company incurred rent expense of $55,605 and $54,211 for the three months ended March 31, 2016 and 2015, respectively.

License Agreement

In 2015, the Company entered into licensing agreements which expire on February 7, 2033. Per the agreements, the Company has an exclusive royalty-free license which enhances its intellectual property portfolio related to semiconductor power switches. The agreements include both fixed and variable payments. The variable payments are a function of the number of associated patent filings pending and patents issued under the agreements. The Company will pay $10,000 for each patent filing pending and $20,000 for each patent issued within 20 days of December 21, 2017 and each subsequent year of the agreement, up to a maximum of $100,000 per year (i.e. five issued patents). As of March 31, 2016, one patent associated with the agreements had been issued and the Company recorded an intangible asset and corresponding long-term liability for the estimated present value of future payments of $259,476. This long-term liability incurred in connection with the patent issuance is a non-cash investing activity with regard to the Company’s statements of cash flows.

Note 9 — Equity Incentive Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved shares of common stock for issuance under the Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. At March 31, 2016, 654,927 shares of common stock were available for issuance under the Plan.

During the three months ended March 31, 2016, the Company granted 37,938 stock options to Board members and 22,000 stock options to employees. The estimated fair value of stock options granted under the Plan in the three months ended March 31, 2016, calculated using the Black-Scholes option valuation model, was $207,482, of which $39,235 was recognized during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Company also granted employees 119,000 performance stock units (“PSUs”), which are subject to the satisfaction of certain market-based and continued service conditions. The market-based vesting criteria are separated into four tranches and require that the Company achieve certain stock price targets ranging from $10 per share to $16 per share during the four-year period following the grant date. With certain limited exceptions, continued employment with the Company on the fourth anniversary of the grant date is required in order for the PSUs to vest. The grant-date fair value of the PSUs was $429,293, or $3.61 per unit, using a Monte Carlo Simulation with a four-year life, 55% volatility and a risk free interest rate of 1.5%. The fair value of the PSUs granted under the Plan in the three months ended March 31, 2016 is being recognized over the vesting period and $26,831 was recognized during the three months ended March 31, 2016.

During the three months ended March 31, 2016, 4,607 options to purchase shares of the Company’s common stock were exercised resulting in net proceeds of $23,035.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2015	1,332,323	$6.94	8.4
Granted	59,938	$6.83
Exercised	(4,607)	$5.00
Forfeited/Expired/Exchanged	(2,250)	$7.76
Outstanding at March 31, 2016	1,385,404	$6.94	8.2
Exercisable at March 31, 2016	645,751	$6.18	7.6

At March 31, 2016, potentially dilutive shares outstanding amounted to 3,014,810. Also, at March 31, 2016, there was $3,771,755 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.8 years.

Note 10 — Warrants

During the three months ended March 31, 2016, a warrant holder exercised 3,596 warrants and paid the exercise price in cash. The Company received $12,501 in net cash proceeds for the exercise of the warrants. At March 31, 2016, there were 1,404,406 warrants outstanding with a weighted average exercise price of $4.57. The shares underlying the warrants have not been registered.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;

●	our ability to achieve profitability;

●	our limited operating history;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for the products we develop;

●	the impact of competitive or alternative products, technologies and pricing;

●	the timing of growth, and the growth rate of, the less mature markets we have entered or may enter in the future;

●	our ability to have any products we develop manufactured;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	the adequacy of protections afforded to us by the patents that we own and the cost to us of maintaining, enforcing and defending those patents;

●	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

●	our exposure to and ability to defend third-party claims and challenges to our patents and other intellectual property rights;

●	our ability to obtain adequate financing in the future, as and when we need it;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this report.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2015 financial statements and related notes included in our Annual Report on Form 10-K. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part II, Item 1A of this report.

OVERVIEW

Ideal Power is located in Austin, Texas. We design, market and sell electrical power conversion products using our proprietary technology called Power Packet Switching Architecture™, or PPSA. PPSA enables high efficiency power conversion by eliminating many of the heavy, passive components used in conventional power conversion products and replacing them with a unique software-enabled topology. Our products are designed to be used in both on-grid and off-grid applications. We believe our products are the only transformer-less power converters with electrical isolation certified for on-grid applications. Our technology is protected by a patent portfolio of 38 US and 6 foreign issued patents.

We sell our products primarily to systems integrators as part of a larger turn-key system which enable end users to manage their electricity consumption by reducing demand charges or fossil fuel consumption, integrate renewable energy sources and/or form their own microgrid. Our products are made by contract manufacturers to our specifications, enabling us to scale production to meet demand on a cost-effective basis without requiring significant expenditures on manufacturing facilities and equipment. Our existing products that connect to the power grid are certified for UL1741 conformance. As our products gain broader acceptance in the power conversion market, we intend to license our proprietary PPSA-based product designs to OEMs within our target markets, as well as license our technologies for other markets which we do not plan to enter directly.

We were founded on May 17, 2007. To date, operations have been funded primarily through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt. Total revenue generated from inception to date as of March 31, 2016 amounted to $10,833,749 with approximately a quarter of that revenue coming from government grants. We may pursue additional research and development grants, if and when available, for the purpose of developing new products and improving current products.

Our Technology

We believe PPSA is the only power conversion technology on the market that provides electrical isolation without the need for the transformer that conventional power conversion systems require to connect electrical devices, such as energy storage systems, to the grid. Electrical isolation is at the core of PPSA.

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

Products

We have developed products commercializing PPSA and make these products available for sale both directly to customers and through distributors. These products are described as follows:

•	30kW Battery Converter, which is certified for UL1741 conformance and is intended to be used for the commercial and industrial grid-tied distributed energy storage market. This battery converter is bi-directional, which means power can flow to or from batteries. This product is more efficient and approximately 1/4th to 1/8th the size and weight of similar transformer-based products.

•	30kW Grid-Resilient AC-DC Power Conversion System (“PCS”), which is certified for UL1741 conformance. This product is capable of power conversion in both 50Hz and 60Hz AC current environments and has the ability to form and manage a microgrid. This product is intended for customers who need a 30kW battery converter for use overseas or who need the additional capability to form a microgrid. This product is not a replacement for our 30kW battery converter but complements the existing product with additional features.

•	30kW Grid-Resilient AC-DC-DC Multi-Port PCS with two DC ports enabling two DC inputs, such as photovoltaic (“PV”) and batteries, with one power converter. This product is certified for UL1741 conformance. This product is capable of power conversion in both 50Hz and 60Hz AC current environments, and also has the ability to form and manage a microgrid. The key feature of this multi-port PCS is that it effectively pairs energy storage with a distributed generation resource to support critical loads or allow a building to disconnect from the utility power grid. This product received the “Electrical Energy Storage Award” for product innovation in 2014 at InterSolar Germany, the world’s largest solar exhibition, and was recognized as one of the 2015 top inverter products by Solar Power World Magazine.

•	SunDial™ 30kW solar PV string inverter with an optional bi-directional 3rd port for direct integration of solar with energy storage. The SunDial™, announced in May 2016, will feature a newly designed AC link providing true galvanic isolation from the AC to the DC ports, enabling PV installations to be either grounded or true floating. We intend to certify this product for UL1741 conformance with first shipments expected later this year.

•	125kW Grid-Resilient AC-DC PCS, which is certified for UL1741 conformance. This 125kW system has over four times the power of the 30kW product and is also able to convert in both 50Hz and 60Hz AC current environments and form and manage a microgrid. This product is a larger version of our 30kW grid-resilient AC-DC PCS for use in higher power applications.

•	125kW Grid-Resilient AC-DC-DC Multi-Port PCS for higher power applications with multi-port capabilities. This product has over four times the power of the 30kW multi-port PCS and is also able to convert in both 50Hz and 60Hz AC current environments as well as form and manage a microgrid. The product is primarily for off-grid and microgrid management applications currently, as we have not yet sought certification for UL1741 conformance, required for connection to the utilize grid in the United States, for this product. This product is currently in prototype production only. We intend to certify this product for UL1741 conformance in late 2016 or early 2017 for grid tied operation.

Business Strategy

Our business strategy is to promote and expand the uses of PPSA initially through product development and product sales. To bring our products to market, we will seek out best-in-class partners who will distribute or white-label our products or integrate our innovative products into higher value systems resulting in multiple strategic sales channels for our PPSA based products and product designs. Although our primary market is the United States, we will increasingly target markets outside the United States. As our products gain broader acceptance in the power conversion market, we intend to license our proprietary PPSA-based product designs to OEMs within our target markets, as well as license our technologies for other markets which we do not plan to enter directly. The basis for this approach is the belief that OEMs may achieve higher product margins and gain more market share by providing PPSA-based products, which are differentiated from the traditional product offerings in the industry, to their customers. We believe such strategic relationships with key OEM licensees would enable us to reap the benefits of PPSA and gain market share more quickly than by strictly manufacturing and distributing our products.

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

Stand-Alone Storage Market

The stand-alone storage market is served by a battery energy storage system (“BESS”). BESS are racks of batteries coupled with a power conversion system, such as those manufactured by us, to enable electric power to be captured, stored, and used in conjunction with electric power grids. These systems can be large, megawatt-scale systems operated by utilities to better manage their system resources, or smaller kilowatt-scale systems used by businesses and designed to enable these businesses to manage their power use and mitigate utility imposed “peak demand charges”, which are charges utilities levy on their business customers for delivery of power at peak usage times of the day, such as mid-afternoons in the summer. The growth of peak demand charges has been substantial over the past decade and now can make up 50% or more of a commercial utility bill in certain markets. This is a trend that is likely to continue as more intermittent resources are added to the utility power grid causing grid instability. Utilities and aggregators of distributed generation resources are also expected to adopt BESS due to the proliferation of renewables and to take advantage of additional value streams such as energy arbitrage, frequency regulation and ancillary services, infrastructure upgrade deferral and locational capacity.

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

In May 2016, we announced our new SunDial™ solar PV string inverter which includes an optional bi-directional 3rd port for direct integration of solar with energy storage. According to IHS Technology, global solar PV inverter revenues were estimated at $6.9 billion globally in 2015. The new SunDial™ system directly addresses this large established market, giving commercial and industrial PV developers and installers a competitively-priced PV inverter product today with the flexibility to seamlessly integrate energy storage today or in the future. The integration of solar and storage is already economically attractive for customers addressing high retail electricity rates, high commercial demand charges, or those located on islands and areas where selling PV power back to the grid is not supported.

The initial SunDial™ product is a 30kW system based on our PPSA technology. It is the first in a planned family of field-upgradable SunDial™ PV string inverters. An important new feature of the SunDial™ system will be a newly designed AC link providing true galvanic isolation from the AC to the DC ports, enabling PV installations to be either grounded or true floating. The new SunDial™ inverter is comparable in size and cost to today's widely used transformerless PV string inverters, but is fully isolated and offers the additional value of an optional, upgradable fully isolated bi-directional port for direct storage integration. The SunDial™ can be applied to both new PV installations and PV system retrofits where there is a desire to add energy storage to an existing array.

We plan to target commercial and industrial scale PV installations that want the optionality of adding energy storage or other DC sources at the time of installation or at any time in the future. We intend to have the 30kW product UL1741 listed as well as NEC 2014 compliant for behind-the-meter installations. We expect to start shipping this product later this year.

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

Other Markets

Although our technology may be suitable for other vertical markets within the global power conversion market landscape, we do not currently offer products for sale directly to other power conversion markets such as the VFD, uninterruptible power supply, rail, wind, or EV traction drive markets. We have provided PCS to multiple EV charging system integrators for fast electric vehicle charging applications but, to date, this market has not been a primary focus for us.

We expect to announce plans to commercialize a product for the VFD market later this year and will continue to monitor all power conversion markets for opportunities to create solutions for customers and unlock the broader value of our patented technology.

Future Innovations

Variable Frequency Drives (”VFD”)

Variable frequency drives control the speed of electric motors used in HVAC (heating, ventilating and air conditioning) compressors and blowers, conveyor motors, cranes, pumps, and a wide range of other products. We believe that a variable frequency drive product based on our PPSA technology could be offered as a high-efficiency alternative to traditional VFDs which suffer from similar size, weight, and heat loss inefficiencies as those of traditional power conversion systems. A PPSA-based VFD may offer medium to large low-voltage motors a high quality drive that improves efficiency, costs less to manufacture and install, and reduces electrical noise and harmonics over traditional VFDs. Such a product could potentially open up new markets for VFDs where they may not be commercially viable today due to their size, efficiency, or power quality.

In first quarter of 2016, after undergoing months of testing by independent researchers at the University of Texas Center for Electromechanics (UT CEM) alongside a popular product from one of the world's leading VFD manufacturers, our PPSA-based VFD yielded superior performance results over the existing technology. UT CEM's testing, research and comparative analysis demonstrated that our PPSA-based VFD had very low output distortion which results in quiet motor operation and preserves overall motor life. The high output distortion of a traditional VFD will degrade a motor's life when compared to the low output distortion of our PPSA-based VFD.

We are currently developing a commercialization plan to address the global VFD market which is projected to reach $37 billion by 2026, according to Future Market Insights. We plan to initially target low voltage AC drives, which make up 71 percent of the addressable market, through licensing and alliance partnerships.

Bi-Directional Switches

Our existing products incorporate multiple insulated gate bipolar transistors (“IGBTs”), which are power switches used in the process to convert power from one current form to another. IGBTs switch power in only one direction (DC to AC or AC to DC) and require the use of a blocking diode to prevent power from flowing back through the system. To enable our existing products to perform bi-directional power conversion, for each IGBT and diode used in our products, we must include a second IGBT and diode. These additional components have slight voltage drops that affect the electrical efficiency of our products and generate excess heat that must be dissipated. We have patented and are developing a new, highly efficient silicon switch called a bi-directional bipolar transistor (“B-TRAN™”) that we believe will allow us to substitute one B-TRAN™ for two pairs of IGBTs and diodes used in our current products and is also a potential replacement for conventional power switches in the broader power semiconductor market.

Based on third party device software simulations, we believe that the B-TRANs™ can improve electrical efficiency in our power converters from approximately 96.5% to at or greater than 99.0%. The higher efficiency would substantially reduce the heat generated by the operation of our products. As a result, products incorporating B-TRANs™ will require less space for heat dissipation which would allow us to increase power density, or power per pound, and reduce material costs.

In April 2016, we announced our semiconductor fabricator successfully tested B-TRAN™ silicon dies and the results were consistent with third party simulations that predict significant performance and efficiency improvements over conventional power switches such as SCRs, IGBTs and MOSFETs. We plan to introduce the B-TRAN™ into the rapidly growing power semiconductor market, estimated to be $17 billion in 2015 according to research firm IHS Technology. The next major milestone for commercializing the B-TRAN™ will be testing a fully-packaged device.

We believe our new B-TRAN™ technology can potentially address up to 50% of the power semiconductor market as a replacement for older, less efficient power switch technologies such as IGBTs and MOSFETs, as well as the newer gallium nitride (GaN) and silicon carbide (SiC) devices. Potential addressable markets for B-TRAN™-based products include very low loss solid-state DC and AC contactors, electric vehicle drivetrains, variable frequency drives, solar PV inverters, bi-directional energy storage and microgrid power conversion systems, matrix converters and other power conversion products.

Critical Accounting Policies

There have been no significant changes during the three months ended March 31, 2016 to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Results of Operations

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

Product Revenue.   Revenues for the three months ended March 31, 2016 of $496,644 were $701,347, or 59%, lower than the $1,197,991 we earned in revenues for the three months ended March 31, 2015. The decrease in revenue was driven by the timing of, and variability in, the early market for standalone storage. The leading market for standalone storage, California, experienced temporary challenges surrounding the state’s Self Generation Incentive Program (“SGIP”), which provides economic incentives for storage projects. Awards under SGIP have been delayed as the California Public Utility Commission assesses the 2016 submittal process and project winners. The uncertainty around the timing of SGIP awards adversely affected order closure for our customers in California and thus negatively impacted our product revenue for the quarter.

The Company had revenue from three customers which accounted for 35%, 32% and 14% of net revenue for the three months ended March 31, 2016 and revenue from three customers which accounted for 51%, 13% and 13% of net revenue for the three months ended March 31, 2015.

Cost of Product Revenue.   Cost of revenues decreased for the three months ended March 31, 2016, to $494,754 compared to $1,019,501 for the three months ended March 31, 2015 due to lower unit sales volumes and lower manufacturing overhead, which was partially offset by higher costs related to initial lower volume sales of our grid-resilient 125kW PCS.

Gross Profit.   Gross profit for the three months ended March 31, 2016 was $1,890 compared to a gross profit for the three months ended March 31, 2015 of $178,490. The decline in gross profit was due to lower unit sales volumes and higher costs related to initial lower volume sales of our grid-resilient 125kW PCS.

 Research and Development Expenses.   Research and development expenses increased by $487,753, or 49%, to $1,479,985 in the three months ended March 31, 2016 from $992,232 in the three months ended March 31, 2015. The increase was due primarily to higher development costs related to our B-TRAN™ power switching technology of $299,838 and higher personnel costs of $212,685 as we added engineering personnel to support new product development. Research and development spending is expected to decrease from current levels once we have developed and tested fully packaged B-TRANs™.

General and Administrative Expenses.   General and administrative expenses increased by $9,554, or 1%, to $920,331 in the three months ended March 31, 2016 from $910,777 in the three months ended March 31, 2015.

 Sales and Marketing Expenses.   Sales and marketing expenses decreased by $60,422, or 13%, to $412,530 in the three months ended March 31, 2016 from $472,952 in the three months ended March 31, 2015. The decrease was due primarily to severance costs of $139,955 in the three months ended March 31, 2015 partially offset by higher personnel costs of $47,058 and placement fees of $24,000.

Loss from Operations.   Due to the increase in our research and development expense and lower gross profit, our loss from operations for the three months ended March 31, 2016 was $2,810,956 or 28% higher than the $2,197,471 loss from operations for the three months ended March 31, 2015.

Interest Income.   Interest income increased from $4,473 for the three months ended March 31, 2015 to $8,609 for the three months ended March 31, 2016, as the balance in our money market account was higher due to the follow-on public offering we completed in May 2015.

Net Loss.   As a result of a higher loss from operations, our net loss for the three months ended March 31, 2016, was $2,802,347 as compared to a net loss of $2,192,998 for the three months ended March 31, 2015.

Liquidity and Capital Resources

We currently do not generate enough revenue from sales of our products to sustain our operations. We have primarily funded our operations through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt.

At March 31, 2016, we had cash and cash equivalents of $12,278,458. Our net working capital and long-term debt at March 31, 2016 were $11,786,559 and $0, respectively.

Operating activities in the three months ended March 31, 2016 resulted in cash outflows of $2,575,871, which were due primarily to the net loss for the period of $2,802,347 and negative working capital changes of $274,026, partly offset by non-cash items of $500,502, related primarily to stock-based compensation and depreciation. Operating activities in the three months ended March 31, 2015 resulted in cash outflows of $1,592,263, which were due primarily to the net loss for the period of $2,192,998, partly offset by non-cash items of $464,460, related primarily to stock-based compensation, and positive working capital changes of $136,275.

Investing activities in the three months ended March 31, 2016 and 2015 resulted in cash outflows of $203,493 and $235,186, respectively, for the acquisition of fixed assets and intangible assets.

Financing activities in the three months ended March 31, 2016 resulted in cash inflows of $35,536 related to the exercise of stock options and warrants. Financing activities in the three months ended March 31, 2015 resulted in cash inflows of $84,813 related to stock options exercises.

On December 1, 2014, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. The registration statement allows us to offer up to an aggregate $75 million of common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof and provides us with the flexibility over three years to potentially raise additional equity in public or private offerings on commercial terms. After the May 2015 follow-on offering, $58 million is available to us under the registration statement.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Trends, Events and Uncertainties

Research and development of new technologies is, by its nature, unpredictable. Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that the our working capital of $11,786,559 as of March 31, 2016 will be sufficient to enable us to develop our technology to the extent needed to create future sales to sustain operations as contemplated herein. If our working capital is insufficient for this purpose, we will consider other options to continue our path to commercialization, including, but not limited to, additional financing through follow-on stock offerings, debt financing, co-development agreements, curtailment of operations, suspension of operations, sale or licensing of developed intellectual or other property, or other alternatives.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of March 31, 2016, our disclosure controls and procedures are effective.

There have been no other material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in our 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2016, we issued 3,596 shares of common stock to a warrant holder in connection with the exercise of a warrant. The per share exercise price was $3.47626. The Company relied on the exemption provided by Rule 701 of the Securities Act of 1933 to issue the common stock.

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

Dated May 13, 2016	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer

