Form 10-Q
period 2016-09-30
Ideal Power Inc.
filed 2016-11-14
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of November 7, 2016, the issuer had 9,557,747 shares of common stock, par value $.001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,813,438	$15,022,286
Accounts receivable, net	450,019	872,874
Inventories, net	1,262,810	648,009
Prepayments and other current assets	149,294	296,355
Total current assets	8,675,561	16,839,524

Property and equipment, net	1,005,459	925,899
Intangible assets, net	1,908,531	1,466,811
Other assets	17,920	17,920
Total Assets	$11,607,471	$19,250,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$609,393	$1,338,828
Accrued expenses	1,084,755	1,240,093
Total current liabilities	1,694,148	2,578,921

Long-term liabilities	263,636	-
Total liabilities	1,957,784	2,578,921

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,557,747 and 9,549,544 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	9,558	9,550
Additional paid-in capital	51,927,950	50,757,414
Treasury stock	(2,657)	(2,657)
Accumulated deficit	(42,285,164)	(34,093,074)
Total stockholders’ equity	9,649,687	16,671,233
Total Liabilities and Stockholders’ Equity	$11,607,471	$19,250,154

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Product revenue	$439,270	$895,490	$1,258,030	$3,292,518
Cost of product revenue	737,937	842,425	1,531,628	2,918,064
Gross profit (loss)	(298,667)	53,065	(273,598)	374,454

Operating expenses:
Research and development	1,231,024	1,716,782	3,914,188	3,809,362
General and administrative	907,335	888,132	2,709,325	2,767,273
Sales and marketing	496,794	378,378	1,321,757	1,222,558
Total operating expenses	2,635,153	2,983,292	7,945,270	7,799,193

Loss from operations	(2,933,820)	(2,930,227)	(8,218,868)	(7,424,739)

Interest income, net	11,554	12,028	26,778	21,152

Net loss	$(2,922,266)	$(2,918,199)	$(8,192,090)	$(7,403,587)

Net loss per share – basic and fully diluted	$(0.31)	$(0.31)	$(0.86)	$(0.91)

Weighted average number of shares outstanding – basic and fully diluted	9,549,011	9,356,195	9,547,580	8,180,137

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,192,090)	$(7,403,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	85,375	54,791
Write-down of inventory	73,521	(2,156)
Depreciation and amortization	290,474	144,834
Write-off of capitalized patents	71,109	109,788
Write-off of fixed assets	6,215	45,641
Stock-based compensation	1,135,008	1,012,825
Fair value of warrants issued for services	-	76,410
Decrease (increase) in operating assets:
Accounts receivable	337,480	(403,829)
Inventories	(689,854)	(348,677)
Prepayments and other current assets	147,061	96,971
Increase (decrease) in operating liabilities:
Accounts payable	(729,435)	592,218
Accrued expenses	(151,178)	320,244
Net cash used in operating activities	(7,616,314)	(5,704,527)

Cash flows from investing activities:
Purchase of property and equipment	(328,930)	(636,741)
Acquisition of intangible assets	(299,140)	(402,445)
Net cash used in investing activities	(628,070)	(1,039,186)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	15,924,405
Exercise of options and warrants	35,536	233,885
Net cash provided by financing activities	35,536	16,158,290

Net increase (decrease) in cash and cash equivalents	(8,208,848)	9,414,577
Cash and cash equivalents at beginning of period	15,022,286	7,912,011
Cash and cash equivalents at end of period	$6,813,438	$17,326,588

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

Liquidity and Going Concern

As reflected in the accompanying condensed financial statements, the Company had a net loss of $8.2 million and used $7.6 million of cash in its operating activities for the nine months ended September 30, 2016. At September 30, 2016, the Company had net working capital of $7.0 million and the Company’s principal source of liquidity consisted of $6.8 million of cash and cash equivalents.

In order to meet the Company’s operating requirements, it will need to raise additional capital from third parties. There can be no assurance that the Company will be successful in obtaining third party financing. If external financing sources are not available or are inadequate to fund operations, or forecasted revenue growth does not materialize, the Company will be required to reduce operating costs, which could jeopardize future strategic initiatives and business plans.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to develop profitable operations through implementation of its current business initiatives, however, there can be no assurances that the Company will be able to do so. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for annual and interim periods beginning after December 15, 2017. The adoption of the standard is not expected to have a significant effect on the Company’s financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for the Company beginning January 1, 2017, with early adoption permitted. The Company elected early adoption of the ASU and made the policy election to account for forfeitures as they occur. The adoption of this standard did not have a significant effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Accounts Receivable

Accounts receivable, net consisted of the following:

	September 30,	December 31,
	2016	2015
	(unaudited)
Trade receivables	$500,212	$803,599
Other receivables	35,182	84,420
	535,394	888,019
Allowance for doubtful accounts	(85,375)	(15,145)
	$450,019	$872,874

The Company had receivable balances from two customers that accounted for 76% of trade receivables at September 30, 2016. The Company had revenue from three customers which accounted for 36%, 19% and 14% of net revenue for the three months ended September 30, 2016 and revenue from two customers which accounted for 40% and 17% of net revenue for the nine months ended September 30, 2016.

Note 4 – Inventories

Inventories, net consisted of the following:

	September 30,	December 31,
	2016	2015
	(unaudited)
Raw materials	$271,229	$124,498
Finished goods	1,048,515	527,785
	1,319,744	652,283
Reserve for obsolescence	(56,934)	(4,274)
	$1,262,810	$648,009

During the three months ended September 30, 2016, the Company recorded a charge of $328,537 for excess and obsolete inventory in connection with the end-of-life of the Company’s IBC-30 battery converter. The cash charge is primarily related to excess IBC-30 component inventory held by our contract manufacturer, which amounted to $294,519.

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2016	2015
	(unaudited)
Machinery and equipment	$892,024	$676,881
Building leasehold improvements	395,335	362,300
Furniture, fixtures, software and computers	226,249	195,497
	1,513,608	1,234,678
Accumulated depreciation and amortization	(508,149)	(308,779)
	$1,005,459	$925,899

Note 6 – Intangible Assets

Intangible assets, net consisted of the following:

	September,	December 31,
	2016	2015
	(unaudited)
Patents	$1,541,299	$1,313,269
Other intangible assets	470,870	211,394
	2,012,169	1,524,663
Accumulated amortization	(103,638)	(57,852)
	$1,908,531	$1,466,811

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

Amortization expense amounted to $16,720 and $7,648 for the three months ended September 30, 2016 and 2015, respectively. Amortization expense amounted to $45,786 and $17,611 for the nine months ended September 30, 2016 and 2015, respectively. Amortization expense for the succeeding five years and thereafter is $17,246 (2016), $68,984 (2017-2020) and $904,953 (thereafter).

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2016	2015
	(unaudited)
Accrued compensation	$534,538	$616,029
Warranty reserve	270,304	358,296
Other	279,913	265,768
	$1,084,755	$1,240,093

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

At September 30, 2016, the remaining annual base rent commitments under the lease, assuming no early termination, are as follows:

Year Ended December 31,	Amount
2016	$40,355
2017	163,489
2018	68,736
Total	$272,580

The Company incurred rent expense of $56,492 and $54,552 for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, the Company incurred rent expense of $167,816 and $161,929, respectively.

License Agreement

In 2015, the Company entered into licensing agreements which expire on February 7, 2033. Per the agreements, the Company has an exclusive royalty-free license which enhances its intellectual property portfolio related to semiconductor power switches. The agreements include both fixed and variable payments. The variable payments are a function of the number of associated patent filings pending and patents issued under the agreements. The Company will pay $10,000 for each patent filing pending and $20,000 for each patent issued within 20 days of December 21, 2017 and each subsequent year of the agreement, up to a maximum of $100,000 per year (i.e. five issued patents). In March 2016, one patent associated with the agreements had been issued and the Company recorded an other intangible asset. At September 30, 2016, the corresponding long-term liability for the estimated present value of future payments under the licensing agreement is $263,636. The Company is accruing interest for future payments related to the issued patent associated with the agreement. This long-term liability incurred in connection with the patent issuance is a non-cash investing activity with regard to the Company’s statements of cash flows.

Note 9 — Equity Incentive Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved shares of common stock for issuance under the Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. At September 30, 2016, 659,652 shares of common stock were available for issuance under the Plan.

During the nine months ended September 30, 2016, the Company granted 37,938 stock options to Board members and 50,100 stock options to employees under the Plan. The estimated fair value of these stock options, calculated using the Black-Scholes option valuation model, was $271,418, of which $117,661 was recognized during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Company also granted employees 119,000 performance stock units (“PSUs”) under the Plan, which are subject to the satisfaction of certain market-based and continued service conditions. The market-based vesting criteria are separated into four tranches and require that the Company achieve certain stock price targets ranging from $10 per share to $16 per share during the four-year period following the grant date. With certain limited exceptions, continued employment with the Company on the fourth anniversary of the grant date is required in order for the PSUs to vest. The grant-date fair value of the PSUs was $429,293, or $3.61 per unit, using a Monte Carlo Simulation with a four-year life, 55% volatility and a risk free interest rate of 1.5%. The fair value of these PSUs is being recognized over the vesting period and $80,492 was recognized during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, 4,607 options to purchase shares of the Company’s common stock were exercised resulting in net proceeds of $23,035.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2015	1,332,323	$6.94	8.4
Granted	88,038	$6.01
Exercised	(4,607)	$5.00
Forfeited/Expired/Exchanged	(35,075)	$6.40
Outstanding at September 30, 2016	1,380,679	$6.91	7.7
Exercisable at September 30, 2016	826,695	$6.55	7.4

At September 30, 2016, there was $2,969,537 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.5 years.

Note 10 — Warrants

During the nine months ended September 30, 2016, a warrant holder exercised 3,596 warrants and paid the exercise price in cash. The Company received $12,501 in net cash proceeds for the exercise of the warrants. At September 30, 2016, there were 1,404,406 warrants outstanding with a weighted average exercise price of $4.57. The shares underlying the warrants have not been registered.

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

These forward-looking statements include, but are not limited to, statements about:

●	our ability to successfully market and sell our existing products;

●	the size and growth of markets for our current and future products.

●	our expectations regarding the growth and expansion of our customer base.

●	regulatory developments that may affect our business.

●	our ability to successfully develop new technologies, including our bi-directional bipolar junction transistor, or B-TRAN™.

●	our expectations regarding the completion of testing of new products under development and the timing of the introduction of those new products.

●	the expected performance of new products incorporating our B-TRAN™.

●	the performance of third-party manufacturers who supply and manufacture our products.

●	our ability to cost effectively manage product life cycles, inclusive of product launches and end of life situations.

●	the rate and degree of market acceptance for our current and future products.

●	our ability to successfully obtain certification for our products in new markets and the timing of the receipt of any necessary certifications.

●	our ability to successfully license our technology.

●	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our current and future products.

●	our expectations regarding future growth of the markets in which we operate.

●	our expectations regarding the rates of adoption of alternative energy sources.

●	our expectations regarding the decline in prices of battery energy storage systems.

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

OVERVIEW

Ideal Power is located in Austin, Texas. We design, market and sell electrical power conversion products using our proprietary technology called Power Packet Switching Architecture™, or PPSA™. PPSA™ enables high efficiency power conversion by eliminating many of the heavy, passive components used in conventional power conversion products and replacing them with a unique software-enabled topology. Our products are designed to be used in both on-grid and off-grid applications. Our products provide electrical isolation without the use of a separate transformer at a similar size and weight profile to transformerless converters. We believe our products are the only transformerless power converters approved for use in on-grid energy storage applications without the use of a separate isolation transformer. Our PPSA™ technology is protected by a patent portfolio of 31 US and six foreign patents. We own all of the rights to our PPSA™ technology.

We sell our products primarily to system integrators for installation as part of a larger turn-key system providing the end user with a complete solution for managing their electricity consumption. These customers sell systems that enable end users to manage their electricity consumption by reducing demand or time-of-use charges and integrating renewable energy sources. We also sell our products for integration into systems that enable the end users to reduce fossil fuel consumption and/or form their own microgrid. Our products are made by contract manufacturers to our specifications, enabling us to scale production to meet demand on a cost-effective basis without requiring significant expenditures on manufacturing facilities and equipment. Our existing products that connect to the power grid are certified for UL1741 conformance. As our products gain broader acceptance in the power conversion market, we intend to license our proprietary PPSA™-based product designs to OEMs within our target markets, as well as license our technologies for other markets which we do not plan to enter directly.

We were founded on May 17, 2007. To date, operations have been funded primarily through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt. Total revenue generated from inception to date as of September 30, 2016 amounted to $11,595,135 with approximately a quarter of that revenue coming from government grants. We may pursue additional research and development grants, if and when available, for the purpose of developing new products and improving current products.

Our Technology

We believe PPSA™ is the only power conversion technology on the market that provides electrical isolation without the need for the transformer that conventional power conversion systems require to connect electrical devices such as energy storage systems to the grid. Electrical isolation is at the core of PPSA™.

PPSA™ uses indirect power flow in which power flows through input switches and is temporarily stored in our proprietary AC link inductor. Our proprietary fast switching algorithms enable the transfer of packets of power between ports in our system. As the AC link becomes charged, it disconnects from its input switches, resonates without being connected to either the input or output switches, and then reconnects to its output switches when it reaches the correct voltage and frequency for the application, providing true electrical isolation without the need for a transformer.

Products

We have developed products commercializing PPSA™ and make these products available for sale both directly to customers and through distributors. We currently sell five power conversion products utilizing our patented PPSA™ technology. These products are described as follows:

•	30kW Battery Converter, which is certified for UL1741 conformance and is intended to be used for the commercial and industrial grid-tied distributed energy storage market. This battery converter is bi-directional, which means power can flow to or from batteries. This product is more efficient and approximately 1/4th to 1/8th the size and weight of similar transformer-based products. We currently expect to sell-through existing inventory and not manufacture additional units of this product.

•	30kW Grid-Resilient AC-DC Power Conversion System (“PCS”), which is certified for UL1741 conformance. This product is capable of power conversion in both 50Hz and 60Hz AC current environments and has the ability to form and manage a microgrid. This product is intended for customers who need a 30kW battery converter for use overseas or who need the additional capability to form a microgrid. This product will replace our 30kW battery converter once we sell-through existing 30kW batter converter inventory.

•	30kW Grid-Resilient AC-DC-DC Multi-Port PCS with two DC ports enabling two DC inputs, such as photovoltaic (“PV”) and batteries, with one power converter. This product is certified for UL1741 conformance. This product is capable of power conversion in both 50Hz and 60Hz AC current environments, and also has the ability to form and manage a microgrid. The key feature of this multi-port PCS is that it effectively pairs energy storage with a distributed generation resource to support critical loads or allow a building to disconnect from the utility power grid. This product received the “Electrical Energy Storage Award” for product innovation in 2014 at InterSolar Germany, the world’s largest solar exhibition, and was recognized as one of the 2015 top inverter products by Solar Power World Magazine.

•	125kW Grid-Resilient AC-DC PCS, which is certified for UL1741 conformance. This 125kW system has over four times the power of the 30kW product and is also able to convert in both 50Hz and 60Hz AC current environments and form and manage a microgrid. This product is a larger version of our 30kW grid-resilient AC-DC PCS for use in higher power applications.

•	SunDial™ 30kW solar PV string inverter with an optional bi-directional 3rd port for direct integration of solar with energy storage. The SunDial™, announced in May 2016, will feature a newly designed AC link providing true galvanic isolation from the AC to the DC ports, enabling PV installations to be either grounded or true floating. This product was recently recognized as a top 20 energy storage disruptor by PV-Tech earlier this year. We intend to certify this product for UL1741 conformance during the fourth quarter 2016. We shipped our first uncertified SunDial™ units in September 2016.

Business Strategy

Our business strategy is to promote and expand the uses of PPSA™ initially through product development and product sales. To bring our products to market, we will seek out best-in-class partners who will distribute or white-label our products or integrate our innovative products into higher value systems resulting in multiple strategic sales channels for our PPSA™-based products and product designs. Although our primary market currently is the United States, we will increasingly target markets outside the United States. We expect to launch products in Australia and Germany in 2017. As our products gain broader acceptance in the power conversion market, we intend to license our proprietary PPSA™-based product designs to OEMs within our target markets, as well as license our technologies for other markets which we do not plan to enter directly. The basis for this approach is the belief that OEMs may achieve higher product margins and gain more market share by providing PPSA™-based products, which are differentiated from the traditional product offerings in the industry, to their customers. We believe such strategic relationships with key OEM licensees would enable us to reap the benefits of PPSA™ and gain market share more quickly than by strictly manufacturing and distributing our products. In May 2016, we executed our first licensing agreement with Flextronics, a Fortune Global 500 Company, for their subsidiary, NEXTracker, to utilize our newly launched SunDial™ product.

Target Markets

Currently, our three primary markets are standalone storage, which represented a majority of our sales in the nine months ended September 30, 2016, PV + storage, and microgrids. Based on market studies and forecasts by Navigant Research and Zpryme Research & Consulting, these three markets combined are forecasted to grow to over $100 Billion by 2020. Assuming that power conversion systems represent approximately 10% to 15% of the system cost, a Company estimate, power conversion systems such as those made by Ideal Power are forecasted to account for approximately $10 billion to $15 billion of this market.

Stand-Alone Storage Market

The stand-alone storage market is served by a battery energy storage system (“BESS”). BESS are racks of batteries coupled with a power conversion system, such as those manufactured by us, and system controller to enable electric power to be captured, stored, and used in conjunction with electric power grids. These systems can be large, megawatt-scale systems operated by utilities to better manage their system resources, or smaller kilowatt-scale systems used by consumers or businesses and designed to enable these consumers or businesses to manage their power use, provide short term back up power and mitigate utility-imposed peak demand or time-of-use charges. Peak demand charges are charges utilities levy on their business customers for delivery of power at peak usage times of the day, such as mid-afternoons in the summer. The growth of peak demand charges has been substantial over the past decade and now can make up 50% or more of a commercial utility bill in certain markets. This is a trend that is likely to continue as more intermittent resources are added to the utility power grid causing grid instability. Utilities and aggregators of distributed generation resources are also expected to adopt BESS due to the proliferation of renewables and to take advantage of additional value streams such as energy arbitrage, frequency regulation and ancillary services, infrastructure upgrade deferral and locational capacity.

Currently, there are strong economic benefits available to commercial and industrial consumers in a limited number of US markets in the form of reduced demand charges for installing a BESS and reducing peak consumption. There is also strong regulatory support for such systems in certain markets. For example, California, the primary market for BESS today, has a Self-Generation Incentive Program, providing significant incentives for BESS projects, and has also issued a mandate for 1,825 megawatts of new energy storage to be installed by 2020. Our 30kW and 125kW power conversion systems enable these BESS to connect to the utility power grid and, when paired with batteries, offer these customers a substantial cost saving opportunity on their monthly electric bill. This market is still in its early years and, until battery prices decline significantly, largely dependent on government support and incentives, but we have established a strong brand and market position capturing many of the initial system integrators and distributors in the US commercial and industrial storage market. Based on market studies and forecasts by Navigant Research and Zpryme Research & Consulting, this market is forecasted to grow 40% annually over the next five years and we believe it offers the highest value proposition today for our products over the next few years.

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

We expect the cost of commercial and industrial BESS to continue to decline due primarily to lower battery costs and, as a result, expect significant expansion in the addressable market for these systems. We also believe the combination of lower BESS costs, third-party financing, increases in utility demand and time-of-use charges, government policy and incentive programs and the continued entrance of large, established companies to the BESS space will all contribute to accelerating market growth for stand-alone storage.

PV + Storage Market

PV has one of the lowest levelized costs of energy for new electrical generation. We expect distributed PV to continue to be a high growth business as system costs have fallen dramatically over the past several years. As such, the economics of generating PV for local consumption is expected to remain strong for several more years, especially given the investment tax credit (“ITC”) extension passed by Congress in 2015 for solar energy production. One shortcoming of these distributed, behind-the-meter PV systems is that they require connection to the utility power grid in order to operate. For example, a business with PV on its roof will not, in most cases, benefit from the ability to generate power should the utility power grid go down. Another shortcoming of distributed PV systems is the instability they cause on the local power lines. Utility power grids were not designed to manage power inflow from the end of the lines. As such, distributed generation sources can lead to wide swings in line voltages when clouds pass and power output falls off, requiring the utility to ramp up its power generation to make up for the shortfall in solar.

Our products help resolve these shortcomings. For example, when a distributed PV system is connected to a BESS that includes one of our multi-port PCS, the business will benefit from the ability to form and manage a local microgrid powered by the PV system and BESS even when the utility power grid is down. This capability is attractive to electricity consumers who need to power critical loads even in a blackout. Our grid-resilient PCS are also equipped to meet evolving utility requirements for low voltage ride through and other key operating parameters, enabling the PV and BESS it connects to the grid to help stabilize the utility power grid when voltage or frequency fluctuates due to imbalances in load and supply.

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

The initial SunDial™ product is a 30kW system based on our PPSA™ technology. It is the first in a planned family of field-upgradable SunDial™ PV string inverters. An important new feature of the SunDial™ system will be a newly designed AC link providing true galvanic isolation from the AC to the DC ports, enabling PV installations to be either grounded or true floating. The new SunDial™ inverter is comparable in size and cost to today's widely used transformerless PV string inverters, but is fully isolated and offers the additional value of an optional, upgradable bi-directional port for direct storage integration. The SunDial™ can be applied to both new PV installations and PV system retrofits where there is a desire to add energy storage to an existing array. We believe these features are the basis for Sundial™’s recognition as a top 20 energy storage disruptor by PV-Tech.

We plan to target commercial and industrial scale PV installations that want the optionality of adding energy storage or other DC sources at the time of installation or at any time in the future. We intend to have the 30kW product UL1741 listed as well as NEC 2014 compliant for behind-the-meter installations. We shipped our first uncertified SunDial™ units in September 2016.

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

We will continue to monitor all power conversion markets for opportunities to create solutions for customers and unlock the broader value of our patented technology.

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

Based on third party device software simulations, we believe that the B-TRANs™ can improve electrical efficiency in our power converters from approximately 96.5% to greater than 98.0%. The higher efficiency would substantially reduce the heat generated by the operation of our products. As a result, products incorporating B-TRANs™ will require less space for heat dissipation which would allow us to increase power density, or power per pound, and reduce material costs.

In April 2016, we announced one of our semiconductor fabricators successfully tested B-TRAN™ silicon dies and the results were consistent with third party simulations that predict significant performance and efficiency improvements over conventional power switches such as SCRs, IGBTs and MOSFETs. In October 2016, we announced one of our semiconductor fabricators successfully completed the fabrication of prototype B-TRAN™ devices. The next major milestone towards commercializing the B-TRAN™ will be to begin testing a fully-packaged device in the fourth quarter 2016.

We plan to introduce the B-TRAN™ into the rapidly growing power semiconductor market, estimated to be $17 billion in 2015 according to research firm IHS Technology. We believe our new B-TRAN technology can potentially address a significant portion of the power semiconductor market that currently relies on power semiconductor devices such as technologies such as IGBTs. Potential addressable markets for B-TRAN™-based products include very low loss solid-state DC and AC contactors, electric vehicle drivetrains, variable frequency drives, solar PV inverters, bi-directional energy storage and microgrid power conversion systems, matrix converters and other power conversion products. At September 30, 2016, we have 18 US and four foreign issued patents covering the operation, control and manufacturing of the B-TRAN™ device.

We expect that our intellectual property rights will continue to be a significant asset to us and our strategy is to actively pursue patent protection for our innovative technologies in the US and other commercially important global markets. As of September 30, 2016, we have 49 US and 10 foreign issued patents. We have filed numerous additional pending US and foreign patent applications.

Variable Frequency Drives (“VFD”)

Variable frequency drives control the speed of electric motors used in HVAC (heating, ventilating and air conditioning) compressors and blowers, conveyor motors, cranes, pumps, and a wide range of other products. We believe that a variable frequency drive product based on our PPSA™ technology could be offered as a high-efficiency alternative to traditional VFDs which suffer from similar size, weight, and heat loss inefficiencies as those of traditional power conversion systems. A PPSA™-based VFD may offer medium to large low-voltage motors a high quality drive that improves efficiency, costs less to manufacture and install, and reduces electrical noise and harmonics over traditional VFDs. Such a product could potentially open up new markets for VFDs where they may not be commercially viable today due to their size, efficiency, or power quality.

In first quarter of 2016, after undergoing months of testing by independent researchers at the University of Texas Center for Electromechanics (UT CEM) alongside a popular product from one of the world's leading VFD manufacturers, our PPSA™-based VFD demonstrated very low output distortion compared to existing technology, which results in quiet motor operation and preserves overall motor life. The high output distortion of a traditional VFD will degrade a motor's life when compared to the low output distortion of our PPSA™-based VFD.

We are currently developing a commercialization plan to address the global VFD market which is projected to reach $37 billion by 2026, according to Future Market Insights. We plan to initially address this market through licensing and alliance partnerships.

Critical Accounting Policies

There have been no significant changes during the three and nine months ended September 30, 2016 to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Results of Operations

Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015

Revenues.   Revenues for the three months ended September 30, 2016 of $439,270 were $456,220, or 51%, lower than the $895,490 we earned in revenues for the three months ended September 30, 2015. The decrease in revenue was driven by the timing of, and the variability in, the early market for standalone storage.

Cost of Revenues.   Cost of revenues decreased for the three months ended September 30, 2016 to $737,937 compared to $842,425 for the three months ended September 30, 2015. The decrease was due to lower unit sales volumes and production overhead, partially offset by a charge of $328,537 associated with excess and obsolete (“E&O”) inventory in connection with the end-of-life of our IBC-30 battery converter. We currently expect to sell-through existing inventory and not manufacture additional units of this product.

Gross Profit (Loss).   Gross loss for the three months ended September 30, 2016 was $298,667 compared to a gross profit of $53,065 for the three months ended September 30, 2015. The decrease was due primarily to the E&O charge.

Research and Development Expenses.   Research and development expenses decreased by $485,758, or 28%, to $1,231,024 in the three months ended September 30, 2016 from $1,716,782 in the three months ended September 30, 2015. The decrease was due primarily to lower costs associated with bi-directional power switch development of $521,647 and product certification of $124,098 and development costs of $76,509, both due to the timing of product development activities, partially offset by higher personnel costs of $229,340.

General and Administrative Expenses.   General and administrative expenses increased by $19,203, or 2%, to $907,335 in the three months ended September 30, 2016 from $888,132 in the three months ended September 30, 2015.

Sales and Marketing Expenses.   Sales and marketing expenses increased by $118,416, or 31%, to $496,794 in the three months ended September 30, 2016 from $378,378 in the three months ended September 30, 2015. The increase was due primarily to the higher bad debt expense of $69,900, and a $24,099 bad debt recovery in the three months ended September 30, 2015.

Loss from Operations.   Our loss from operations for the three months ended September 30, 2016 was $2,933,820 compared to $2,930,227 loss from operations for the three months ended September 30, 2015.

Interest Income, net.    Net interest income was $11,554 for the three months ended September 30, 2016 compared to $12,028 for the three months ended September 30, 2015.

Net Loss.   Our net loss for the three months ended September 30, 2016 was $2,922,226 as compared to a net loss of $2,918,199 for the three months ended September 30, 2015.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

Revenues.    Revenues for the nine months ended September 30, 2016 of $1,258,030 were $2,034,488, or 62%, lower than the $3,292,518 we earned in revenues for the nine months ended September 30, 2015. The decrease in revenue was driven by the timing of, and the variability in, the early market for standalone storage.

Cost of Revenues.    Cost of revenues decreased for the nine months ended September 30, 2016, to $1,531,628 compared to $2,918,064 for nine months ended September 30, 2015. The decrease was due to lower unit sales volumes and production overhead, partially offset by a charge of $328,537 associated with E&O inventory in connection with the end-of-life of our IBC-30 battery converter. We currently expect to sell-through existing inventory and not manufacture additional units of this product.

Gross Profit (Loss).    Gross loss for the nine months ended September 30, 2016 was $273,598 compared to a gross profit of $374,454 for the nine months ended September 30, 2015. The decrease was due primarily to the impact of lower product sales and the E&O charge recognized in the three months ended September 30, 2016.

Research and Development Expenses.    Research and development expenses increased by $104,826, or 3%, to $3,914,188 in the nine months ended September 30, 2016 from $3,809,362 in the nine months ended September 30, 2015.

General and Administrative Expenses.    General and administrative expenses decreased by $57,948, or 2%, to $2,709,325 in the nine months ended September 30, 2016 from $2,767,273 in the nine months ended September 30, 2015.

Sales and Marketing Expenses.    Sales and marketing expenses increased by $99,199, or 8%, to $1,321,757 in the nine months ended September 30, 2016 from $1,222,558 in the nine months ended September 30, 2015. The increase was due to higher trade show costs of $39,777, travel costs of $31,702 and bad debt expense of $54,683.

Loss from Operations.   Due primarily to the decrease in our gross profit, our loss from operations for the nine months ended September 30, 2016 was $8,218,868 or 11% higher than the $7,424,739 loss from operations for the nine months ended September 30, 2015.

Interest Income, net.    Net interest income was $26,778 for the nine months ended September 30, 2016 compared to $21,152 for the nine months ended September 30, 2015.

Net Loss.   As a result of a higher loss from operations, our net loss for the nine months ended September 30, 2016, was $8,192,090 as compared to a net loss of $7,403,587 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

We do not currently generate enough revenue to sustain our operations. We have funded our operations through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt.

At September 30, 2016, we had cash and cash equivalents of $6,813,438. Our net working capital and long-term debt at September 30, 2016 were $6,981,413 and $0, respectively.

Operating activities in the nine months ended September 30, 2016 resulted in cash outflows of $7,616,314, which were due primarily to the net loss for the period of $8,192,090 and negative working capital changes of $1,085,926, partly offset by non-cash items of $1,661,702, related primarily to stock-based compensation of $1,135,008 and depreciation and amortization of $290,474. Negative working capital changes included a $520,730, or 99%, increase in finished goods inventory due to lower than expected product sales in the nine months ended September 30, 2016. Operating activities in the nine months ended September 30, 2015 resulted in cash outflows of $5,704,527, which were due primarily to the net loss for the period of $7,403,587, partly offset by non-cash items of $1,442,133, related primarily to stock-based compensation of $1,012,825, write-off of capitalized software and patent costs of $155,429 and depreciation and amortization of $144,834, and positive working capital changes of $256,927. Due to our business model, we would generally expect positive working capital changes in periods of consistent and growing revenues and negative working capital changes in periods of declining revenues.

Investing activities in the nine months ended September 30, 2016 and 2015 resulted in cash outflows of $628,070 and $1,039,186, respectively, for the acquisition of fixed assets and intangible assets.

Financing activities in the nine months ended September 30, 2016 resulted in cash inflows of $35,536 from the exercise of stock options and warrants. Financing activities in the nine months ended September 30, 2015 resulted in cash inflows of $16,158,290, related primarily to the issuance of 2,225,825 shares of common stock shares at a public offering price of $7.75. Net cash proceeds after offering-related expenses were $15,924,405. In addition, we received $233,885 in net proceeds from the exercise of stock options.

In order to meet our operating requirements, we will need to obtain additional financing from third parties. There can be no assurance that we will be successful in obtaining third party financing with commercially reasonable terms or at all. If we are unable to obtain such financing or it is inadequate to fund our operations, we will be required to reduce operating costs, which could jeopardize future strategic initiatives and business plans.

On December 1, 2014, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. The registration statement allows us to offer up to an aggregate $75 million of common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof and provides us with the flexibility over three years to potentially raise additional equity in public or private offerings on commercial terms. After our May 2015 follow-on offering, $58 million is available to us under the registration statement.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Trends, Events and Uncertainties

Standalone Storage Market

The standalone energy storage market is an emerging market which may lead to variability in our operating results. The decline in our revenues for the three and nine months ended September 30, 2016 was primarily due to an unexpected slowdown in California’s standalone energy storage market. California is the leading market for standalone storage systems and sales of our products for use in standalone storage systems to be deployed in California constituted a majority of our revenues for the three and nine months ended September 30, 2015. The slowdown in California’s standalone energy market was due to a delay in awards under the state’s Self Generation Incentive Program, or SGIP, which provides economic incentives for energy storage projects. Awards under the SGIP were delayed as the California Public Utility Commission, or CPUC, examined and ultimately revised the award solicitation process and other aspects of SGIP. The revised SGIP was not finalized until July 1, 2016, which delayed the determination of project winners and the processing of the related awards. These delays had an adverse impact on orders from our customers with planned deployments in California, which materially and adversely affected our revenues for the three and nine months ended September 30, 2016. Although the delay in SGIP awards has been resolved, we currently expect the impact of the delay to adversely affect our operating results in our current fiscal quarter ending December 31, 2016.

In September 2016, California enacted legislation that doubled the incentives for energy storage projects throughout the state for calendar years 2017- 2019, allocating an additional $187 million for energy storage projects under the state’s SGIP. We expect the funding to be made available equally over the three-year period. In addition, this legislation increased the previously established target for energy storage to be implemented in California by 2020 from 1,325MW to 1,825MW and authorized the CPUC to create an objective, expedited dispute-resolution process for distributed, behind-the-meter energy resources attempting to establish an interconnection to an investor-owned utility (Edison, PG&E, or SDG&E) grid. This dispute resolution process is intended to reduce the time for approval and interconnection costs for energy storage and distributed generation projects connected to the grid.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of September 30, 2016, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no other material changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in our 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Document

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instant Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

10.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, has duly, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 14, 2016	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer

