Form 10-Q
period 2017-03-31
Ideal Power Inc.
filed 2017-05-12
CIK 1507957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2017, the issuer had 13,996,782 shares of common stock, par value $.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.
Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,350,915	$4,204,916
Accounts receivable, net	565,467	378,658
Inventories, net	851,863	1,245,147
Prepayments and other current assets	304,813	312,593
Total current assets	17,073,058	6,141,314

Property and equipment, net	835,137	936,486
Intangible assets, net	1,959,498	1,905,556
Other assets	17,920	17,920
Total Assets	$19,885,613	$9,001,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363,333	$346,767
Accrued expenses	1,030,961	1,149,129
Total current liabilities	1,394,294	1,495,896

Other long-term liabilities	266,938	265,418
Total liabilities	1,661,232	1,761,314

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,518,430 shares issued and outstanding at March 31, 2017	1,518	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 13,998,465 shares issued and 13,996,782 shares outstanding at March 31, 2017 and 9,560,896 shares issued and 9,559,213 shares outstanding at December 31, 2016, respectively	13,998	9,561
Additional paid-in capital	66,357,329	52,310,481
Treasury stock, at cost, 1,683 shares at March 31, 2017 and December 31, 2016, respectively	(5,915)	(5,915)
Accumulated deficit	(48,142,549)	(45,074,165)
Total stockholders’ equity	18,224,381	7,239,962
Total Liabilities and Stockholders’ Equity	$19,885,613	$9,001,276

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.
Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2017	2016
Product revenue	$275,670	$496,644
Cost of product revenue	710,930	494,754
Gross profit (loss)	(435,260)	1,890

Operating expenses:
Research and development	1,190,169	1,479,985
General and administrative	905,963	920,331
Sales and marketing	541,533	412,530
Total operating expenses	2,637,665	2,812,846

Loss from operations	(3,072,925)	(2,810,956)

Interest income, net	4,541	8,609

Net loss	$(3,068,384)	$(2,802,347)

Net loss per share – basic and fully diluted	$(0.28)	$(0.29)

Weighted average number of shares outstanding – basic and fully diluted	10,879,690	9,545,982

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,068,384)	$(2,802,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	60,703	—
Write-down of inventory	348,793	4,242
Depreciation and amortization	113,068	86,999
Write-off of capitalized patents	559	24,753
Write-off of fixed assets	10,534	992
Stock-based compensation	384,329	383,516
Decrease (increase) in operating assets:
Accounts receivable	(247,512)	425,103
Inventories	44,491	(76,801)
Prepayments and other current assets	7,780	5,586
Increase (decrease) in operating liabilities:
Accounts payable	16,566	(574,774)
Accrued expenses	(116,648)	(53,140)
Net cash used in operating activities	(2,445,721)	(2,575,871)

Cash flows from investing activities:
Purchase of property and equipment	(4,378)	(100,382)
Acquisition of intangible assets	(72,376)	(103,111)
Net cash used in investing activities	(76,754)	(203,493)

Cash flows from financing activities:
Net proceeds from issuance of stock	13,657,331	—
Exercise of options and warrants	11,143	35,536
Net cash provided by financing activities	13,668,474	35,536

Net increase (decrease) in cash and cash equivalents	11,145,999	(2,743,828)
Cash and cash equivalents at beginning of period	4,204,916	15,022,286
Cash and cash equivalents at end of period	$15,350,915	$12,278,458

The accompanying notes are an integral part of these condensed financial statements.

Ideal Power Inc.
Notes to Financial Statements
(unaudited)

Note 1 – Organization and Description of Business

Ideal Power Inc. (the “Company”) was incorporated in Texas on May 17, 2007 under the name Ideal Power Converters, Inc. The Company changed its name to Ideal Power Inc. on July 8, 2013 and re-incorporated in Delaware on July 15, 2013. With headquarters in Austin, Texas, it develops power conversion solutions with an initial focus on stand-alone commercial and industrial energy storage, combined solar and storage, and microgrid applications. The principal products of the Company are power conversion systems, including 2-port and multi-port products.

Since its inception, the Company has generated limited revenues from the sale of products and has financed its research and development efforts and operations through the sale of common stock and, prior to its initial public offering, the issuance of convertible debt.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Balance Sheet at December 31, 2016 has been derived from the Company’s audited financial statements.

In the opinion of management, these financial statements reflect all normal recurring, and other adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The updated standard becomes effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The adoption of the standard is not expected to have a significant effect on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. While the Company is continuing to assess the potential impact of this standard, it expects its lease commitment will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), in order to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The updated standard is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The adoption of the standard will not have a significant effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Accounts Receivable

Accounts receivable, net consisted of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
Trade receivables	$594,748	$430,278
Other receivables	116,782	33,755
	711,530	464,033
Allowance for doubtful accounts	(146,063)	(85,375)
	$565,467	$378,658

The Company had receivable balances from four customers that accounted for 70% of net trade receivables at March 31, 2017. The Company had revenue from three customers which accounted for 25%, 19% and 16% of net revenue for the three months ended March 31, 2017 and revenue from three customers which accounted for 35%, 32% and 14% of net revenue for the three months ended March 31, 2016.

Note 4 – Inventories

Inventories, net consisted of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
Raw materials	$340,138	$363,195
Finished goods	896,856	941,921
	1,236,994	1,305,116
Reserve for obsolescence	(385,131)	(59,969)
	$851,863	$1,245,147

During the three months ended March 31, 2017, the Company recorded a non-cash inventory reserve of $349,216 related to excess finished goods inventory of its 125kW battery converter and its end-of-life IBC-30 battery converter.

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
Machinery and equipment	$887,043	$894,228
Building leasehold improvements	395,335	395,335
Furniture, fixtures, software and computers	229,040	228,011
	1,511,418	1,517,574
Accumulated depreciation and amortization	(676,281)	(581,088)
	$835,137	$936,486

Note 6 – Intangible Assets

Intangible assets, net consisted of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
Patents	$1,628,021	$1,556,204
Other intangible assets	470,870	470,870
	2,098,891	2,027,074
Accumulated amortization	(139,393)	(121,518)
	$1,959,498	$1,905,556

Amortization expense amounted to $17,875 and $13,362 for the three months ended March 31, 2017 and 2016, respectively. Amortization expense for the succeeding five years and thereafter is approximately $54,000 (2017), $72,000 (2018-2021) and $873,000 (thereafter).

At March 31, 2017 and December 31, 2016, the Company had capitalized $746,554 and $678,410, respectively, for costs related to patents that have not been awarded.

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
Accrued compensation	$489,132	$519,485
Warranty reserve	308,955	335,893
Other	232,874	293,751
	$1,030,961	$1,149,129

Note 8 – Commitments

Lease
The Company has entered into a lease for 14,782 square feet of office and laboratory space located in Austin, Texas. The triple net lease has a term of 48 months and commenced on June 1, 2014. The annual base rent in the first year of the lease was $154,324 and increases by $3,548 in each succeeding year of the lease. In addition, the Company is required to pay its proportionate share of operating costs for the building. The Company has a one-time option to terminate the lease on May 31, 2017 with a termination payment of approximately $99,000. The Company does not plan on exercising this option.

At March 31, 2017, the remaining annual base rent commitments, assuming no early termination, under the lease are as follows:

Year Ended December 31,	Amount
2017	$123,134
2018	68,736
Total	$191,870

The Company incurred rent expense of $57,656 and $55,605 for the three months ended March 31, 2017 and 2016, respectively.

License Agreement

In 2015, the Company entered into licensing agreements which expire on February 7, 2033. Per the agreements, the Company has an exclusive royalty-free license which enhances its intellectual property portfolio related to semiconductor power switches. The agreements include both fixed and variable payments. The variable payments are a function of the number of associated patent filings pending and patents issued under the agreements. The Company will pay $10,000 for each patent filing pending and $20,000 for each patent issued within 20 days of December 21, 2017 and each subsequent year of the agreement, up to a maximum of $100,000 per year (i.e. five issued patents). At March 31, 2017, one patent associated with the agreements had been issued and the corresponding long-term liability for the estimated present value of future payments under the licensing agreement is $266,938 . The Company is accruing interest for future payments related to the issued patent associated with the agreement.

Note 9 — Equity

On March 3, 2017, the Company closed on a definitive securities purchase agreement, or Private Placement, to sell the Company’s common stock and preferred stock together with warrants to purchase shares of common stock. In the Private Placement, each share of common stock or preferred stock was sold together with a warrant to purchase one share of common stock at a collective price of $2.535. Investors purchased an aggregate of 5,220,826 shares of common stock and 708,430 shares of preferred stock together with warrants to purchase 5,929,256 shares of common stock in the Private Placement for aggregate gross proceeds of $15 million. Net cash proceeds were $13,657,331 after offering fees and expenses, including the placement agent fee of approximately $1.1 million. The Company expects to utilize net proceeds from the offering for working capital and general corporate purposes.

In February 2017, the Company's Board of Directors authorized Series A Convertible Preferred Stock consisting of 3,000,000 shares. Each share of the preferred stock has a par value of $0.001 and a stated value of $2.535 and is convertible at any time at the option of the holder into one share of common stock. The holder cannot convert the preferred stock to the extent its beneficial ownership would exceed 4.99% of the Company's common stock outstanding, subject to adjustment as provided in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock. The shares have no voting power, no liquidation preference or additional dividend entitlements. In the three months ended March 31, 2017, the Company issued 1,518,430 shares of the Company's Series A Convertible Preferred Stock.

Note 10 — Equity Incentive Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved shares of common stock for issuance under the Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. At March 31, 2017, 533,253 shares of common stock were available for issuance under the Plan.

During the three months ended March 31, 2017, the Company granted 83,625 stock options to Board members and 59,100 stock options to employees under the Plan. The estimated fair value of these stock options, calculated using the Black-Scholes option valuation model, was $262,070, of which $38,924 was recognized during the three months ended March 31, 2017.

During the three months ended March 31, 2017, 26,743 options to purchase shares of the Company’s common stock were exercised resulting in net proceeds of $11,143.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2016	1,385,204	$6.89	7.5
Granted	142,725	$3.12
Exercised	(26,743)	$0.42
Outstanding at March 31, 2017	1,501,186	$6.65	7.5
Exercisable at March 31, 2017	862,017	$6.67	7.1

At March 31, 2017, there was $2,487,487 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.0 years.

Note 11 — Warrants

In connection with the Private Placement, investors received warrants to purchase 5,929,256 shares of common stock. The warrants have an exercise price of $2.41 per share, are non-exercisable for the first six months and will expire three years from the date of issuance. The placement agent also received 237,170 warrants to purchase shares of common stock as part of its placement agent fee. The placement agent warrant has an exercise price of $2.89 per share, is non-exercisable for 12 months and has a three-year term. The warrants contain a provision to protect investors from potential future dilutive events, or a down-round provision. The Company estimated the fair value of the down-round provision by utilizing a Monte Carlo valuation model and determined the fair value associated with the down-round provision was immaterial.

A summary of the Company’s common stock warrant activity and related information is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2016	1,398,653	$4.57	2.5
Granted	6,166,426	$2.43	3.0
Outstanding at March 31, 2017	7,565,079	$2.83	2.8

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "hopes," "expects," "anticipates," "estimates," "projects," "intends," "plans," "would," "should," "could," "may" or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	our history of losses;

•	our ability to achieve profitability;

•	our limited operating history;

•	our ability to successfully market and sell our products;

•	the size and growth of markets for our current and future products;

•	our expectations regarding the growth and expansion of our customer base;

•	regulatory developments that may affect our business;

•	our ability to successfully develop new technologies, including our bi-directional bipolar junction transistor, or B-TRAN™;

•	our expectations regarding the completion of testing of new products under development and the timing of the introduction of those new products;

•	the expected performance of new and existing products, including future products incorporating our B-TRAN™;

•	the performance of third-party manufacturers who supply and manufacture our products;

•	our expectations of the reliability of our products over the applicable warranty term and the future costs associated with warranty claims;

•	our ability to cost effectively manage product life cycles, inclusive of product launches and end of product life situations;

•	the rate and degree of market acceptance for our current and future products;

•	our ability to successfully obtain certification for our products, including in new markets, and the timing of the receipt of any necessary certifications;

•	our ability to successfully license our technology;

•	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our current and future products;

•	our expectations regarding the decline in prices of battery energy storage systems;

•	general economic conditions and events and the impact they may have on us and our potential customers;

•	our ability to obtain adequate financing in the future, as and when we need it;

•	our success at managing the risks involved in the foregoing items; and

•	other factors discussed in this report.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2016 financial statements and related notes included in our Annual Report on Form 10-K. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part II, Item 1A of this report.

OVERVIEW

Ideal Power is located in Austin, Texas. We design, market and sell electrical power conversion products using our proprietary technology called Power Packet Switching Architecture™, or PPSA™. PPSA™ is a power conversion technology that improves upon existing power conversion technologies in key product metrics, such as size and weight while providing built-in isolation and bi-directional and multi-port capabilities. PPSA™ utilizes standardized hardware with application specific embedded software. Our products are designed to be used in both on-grid and off-grid applications. Our advanced technology is important to our business and we make significant investments in research and development and protection of our intellectual property. Our PPSA™ and bi-directional switch technologies are protected by a patent portfolio of 50 US and 12 foreign issued patents at March 31, 2017.

We sell our products primarily to systems integrators as part of larger turn-key systems which enable end users to manage their electricity consumption by reducing demand charges or fossil fuel consumption, integrating renewable energy sources and forming their own microgrid. Our products are made by contract manufacturers to our specifications, enabling us to scale production to meet demand on a cost-effective basis without requiring significant expenditures on manufacturing facilities and equipment. As our products establish a foothold in key power conversion markets, we may begin to focus on licensing our proprietary PPSA™-based product designs to OEMs to reach more markets and customers. We may seek to build a portfolio of relationships that generate license fees and royalties from OEMs for sales of their products which integrate PPSA™.

We were founded on May 17, 2007. To date, operations have been funded primarily through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt. Total revenue generated from inception to date as of March 31, 2017 amounted to $12,241,515 with approximately a quarter of that revenue coming from government grants. We may pursue additional research and development grants, if and when available, for the purpose of developing new products and improving current products.

Our Technology

PPSA™ uses indirect power flow in which power flows through input switches and is temporarily stored in our proprietary AC link inductor. Our proprietary fast switching algorithms enable the transfer of quantum packets of power between ports in our system. As the AC link becomes charged, it disconnects from its input switches, resonates without being connected to either the input or output switches, and then reconnects to its output switches when it reaches the correct voltage and frequency for the application. PPSA™ is a power conversion technology that differentiates itself from traditional power conversion technology in key product metrics, such as size and weight while providing built-in isolation and bi-directional and multi-port capabilities. At March 31, 2017, we have been granted 32 US patents and six foreign patents related to PPSA™.

Products

We have developed products commercializing PPSA™ and make these products available for sale both directly to customers and through distributors. We currently sell several power conversion systems, or PCS, utilizing our patented PPSA™ technology. These products are described as follows:

•
The 30kW SunDial™ and the 30kW SunDial™ Plus, which are UL-1741 certified and are intended to be used for the commercial and industrial grid-tied solar and solar plus storage market. The SunDial™ is a PV string inverter which is field upgradable through the addition of a drop-in second DC port to connect batteries to a solar PV array. The SunDial™ Plus includes the PV inverter and the second DC battery port in one package. These products both include a built-in 6 string PV combiner and DC disconnects and are grid-tied, AC export only.

•
The 30kW Stabiliti™ series has two product offerings, two-port (AC-DC) and multi-port (AC-DC-DC) models, which are both UL-1741 certified. These products are intended to be used in the stand-alone storage and microgrid markets. They are bi-directional and operate in both grid-tied and grid-forming modes with near seamless transfer between operating modes. Grid-forming mode provides customers the ability to form and manage a microgrid. The products operate in both 50Hz and 60Hz environments and we plan to introduce these products in one or more markets other than North America in the second half of 2017.

•
125kW Grid-Resilient AC-DC PCS, which is certified for UL-1741 conformance, has over four times the power of the 30kW product and is also able to convert in both 50Hz and 60Hz AC environments and form and manage a microgrid. This product is intended for use in higher power stand-alone storage and microgrid applications.

Future Innovations

Bi-Directional Switches

Our existing products incorporate multiple insulated gate bipolar transistors, or IGBTs, which are power switches used in the process to convert power from one current form to another. IGBTs switch power in only one direction (DC to AC or AC to DC) and require the use of a blocking diode to prevent power from flowing back through the system. To enable our existing products to perform bi-directional power conversion, for each IGBT and diode used in our products, we must include a second IGBT and diode. These additional components have slight voltage drops that affect the electrical efficiency of our products and generate excess heat that must be dissipated. We have patented and are developing a new, highly efficient silicon switch called a bi-directional bipolar transistor, or B-TRAN™, that we believe will allow us to substitute one B-TRAN™ for two pairs of IGBTs and diodes used in our current products and is also a potential replacement for conventional power switches in the broader power semiconductor market.

Based on third party device software simulations, we believe that the B-TRAN™ may significantly improve electrical efficiency in our power converters and that higher efficiency would substantially reduce the heat generated by the operation of our products. As a result, products incorporating our B-TRAN™ would require less space for heat dissipation which would allow us to increase power density, or power per pound, and reduce material costs.

In April 2016, we announced one of our semiconductor fabricators successfully tested single-sided B-TRAN™ silicon dies and the results were consistent with third party simulations that predict significant performance and efficiency improvements over conventional power switches such as SCRs, IGBTs and MOSFETs. In October 2016, we announced one of our semiconductor fabricators successfully developed the initial manufacturing processes necessary for production of a B-TRAN™ and, utilizing those manufacturing processes, completed the fabrication of prototype B-TRAN™ devices. The next major milestone towards commercialization will be to complete, package and test prototype B-TRAN™ devices based on the latest fabrication process of record. The results of the testing and characterization of these prototype B-TRAN™ devices will be utilized to guide our further development and optimization efforts including potential changes in how the devices are manufactured or driven in an actual circuit.

We plan to first utilize the B-TRAN™ in our own power conversion products and then introduce it into the rapidly growing power semiconductor market, estimated to be $19 billion in 2017 according to research firm IHS Technology, or IHS, utilizing a licensing model. We believe our new B-TRAN™ technology may potentially address a significant portion of the power semiconductor market that currently relies on power semiconductor devices such as IGBTs. Potential addressable markets for B-TRAN™-based products include very low loss solid-state DC and AC contactors, electric vehicle drivetrains, variable frequency drives, solar PV inverters, bi-directional energy storage and microgrid power conversion systems, matrix converters and other power conversion products. At March 31, 2017, we have 18 US and six foreign issued patents covering the operation, control and manufacturing of the B-TRAN™ device.

EV Fast Chargers

Electric vehicles, or EVs, are emerging as a fast growth area of the overall automotive sector in the US and abroad. As EVs become a more significant section of the automotive market, the infrastructure to support them will need to be developed. Our PPSA™ technology can be a natural power conversion choice for system integrators looking for a highly efficient and compact system for an DC EV fast charger. In 2017, we expect to begin the development of products based on our existing product family to directly target this fast-growing market segment.

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

Target Markets

Currently, our primary markets are stand-alone storage and PV + storage.

Stand-Alone Storage Market

Based on market studies and forecasts by IHS, the global stand-alone storage market is forecasted to grow to $13 billion cumulatively from 2017 through 2020. Based on our estimate that power conversion systems represent approximately 10% to 15% of the system cost, power conversion systems, such as ours, would account for approximately $2 billion of this market.

The stand-alone storage market is served by battery energy storage systems, or BESS. BESS are racks of batteries coupled with a system controller and a power conversion system, such as those manufactured by us, to enable electric power to be captured, stored, and used in conjunction with electric power grids. These systems can be large, megawatt-scale systems operated by utilities to better manage their system resources, or smaller kilowatt-scale systems used by businesses and designed to enable these businesses to manage their power use and mitigate utility imposed "peak demand charges", which are charges utilities levy on their business customers for delivery of power at peak usage times of the day, such as mid-afternoons in the summer. The growth of peak demand charges has been substantial over the past decade and now can make up 50% or more of a commercial utility bill in certain markets. This is a trend that may continue as more intermittent resources are added to the utility power grid causing grid instability. Utilities and aggregators of distributed generation resources are also expected to adopt BESS due to the proliferation of renewables and to take advantage of additional value streams such as energy arbitrage, frequency regulation and ancillary services, infrastructure upgrade deferral and locational capacity.

There are strong economic incentives available to commercial and industrial consumers in major US markets such as California and New York in the form of reduced demand charges for installing a BESS and reducing peak consumption. There is also strong regulatory support for such systems. For example, California has issued a mandate for over 1,000 megawatts of new energy storage to be installed by 2020. Our 30kW and 125kW power conversion systems enable these BESS to connect to the utility power grid and, when paired with batteries, may offer these customers a substantial cost saving opportunity on their monthly electric bill. This market is still nascent but we have established a strong brand and position in this market with our customers having many systems installed and operating today. We believe this market may offer a compelling value proposition today for our products.

We believe, as early as the second half of 2017, this market may begin to grow beyond pilot installations to higher volume installations driven by the underlying economics of BESS to commercial and industrial customers. A good indicator of this is the availability of third party financing for BESS. Several of our customers have signed, announced or are in negotiation for financing deals for their BESS products.

We expect the cost of commercial and industrial BESS to continue to decline due primarily to lower battery costs and, as a result, expect significant expansion in the addressable market for these systems. We also believe the combination of lower BESS costs, third-party financing, increases in utility demand charges, and the continued entrance of large, established companies to the BESS space may contribute to accelerating market growth for stand-alone storage.

PV + Storage and Microgrid Markets

The global solar PV + storage market is forecast by IHS to grow to over 4,000 mega-watts of PV, or MWPV, annually by 2020. Utilizing our estimate of $0.18 per watt, this translates to approximately $2 billion solar PV + storage power conversion market over the next four years.

PV has one of the lowest levelized costs of energy for new electrical generation capacity and we expect this to remain true in the near term. We expect distributed PV to continue to be a high growth business as system costs have fallen dramatically over the past several years. As such, the economics of generating PV for local consumption is expected to remain strong for several more years, especially given the investment tax credit, or ITC, extension passed by Congress and signed into law in 2015 for solar energy production. Our SunDial™ products were launched to directly address this market.

One shortcoming of distributed, behind-the-meter PV systems is that they require connection to the utility power grid in order to operate. For example, a business with PV on its roof will not, in most cases, benefit from the ability to generate power should the utility power grid go down. Another shortcoming of distributed PV systems is the instability they cause on the local power lines. Utility power grids were not designed to manage power inflow from the end of the lines. As such, distributed generation sources can lead to wide swings in line voltages when clouds pass and power output falls off, requiring the utility to ramp up its central power stations to make up for the shortfall in solar. We believe the proliferation of PV, its intermittency and the elimination of net metering in many states may drive growth in the PV + storage market.

Whether for emergency backup power or for baseload generation in remote locations with weak or no electric grids, microgrids are an emerging business case for PV paired with storage. A distributed PV system connected to a BESS that includes one of our Stabiliti™ multi-port PCS may enable a business to benefit from the ability to form and manage a local microgrid powered by the PV system and BESS even when the utility power grid is down. This capability is attractive to electricity consumers who need to power critical loads even in a blackout. Our Stabiliti™ PCS are also equipped to meet evolving utility requirements for low voltage ride-through and other key operating parameters, which may enable the PV and BESS it connects to the grid to help stabilize the utility power grid when voltage or frequency fluctuates due to imbalances in load and supply. In remote locations where there is no reliable electric grid, which may be as diverse as a military battlefield or remote tropical island resort, or in locations where local electric rates are high due to aging and inefficient generation technology, a trend towards self-generation microgrids is developing. These sites can use PV, batteries and other forms of generation all brought together by one or more of our Stabiliti™ PCS to form and manage a grid using maximum solar generation for lowest cost.

As such, we believe our products may become increasingly attractive to co-locate BESS with distributed PV. IHS, which has strong renewable industry focus, forecasts that global installations of grid-tied commercial BESS coupled with PV will grow to over 1,500 MW of commercial PV + storage systems being installed annually by 2020.

According to their research, IHS believes that systems will be deployed in two principal configurations. The present configuration is to have separate BESS and PV systems tied together through the AC wiring, which is supported by all of our current products. A second, emerging configuration will be to place the BESS and the PV system behind a single PCS with two DC inputs. Our SunDial™ Plus was designed specifically to enable this configuration which we believe is the lower cost and more efficient configuration. A key unique feature of the SunDial™’s patented technology is its ability to be deployed first as a standard commercial PV inverter and later be upgraded in the field to bring storage into the PV system using the same inverter. We believe this is the only product in the market today to have this unique field-upgrade capability for pairing PV with storage in one inverter.

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

In addition to the markets discussed above, we may also have opportunities for market expansion into fast electric vehicle chargers in certain applications where our products’ compact size and multi-port capabilities can unlock value for the system integrator particularly in locations where battery storage is coupled with the charging system to eliminate demand charges or expand the charging systems response capabilities. We have provided PCS to multiple EV charging system integrators who have deployed initial projects using our products coupled with batteries at EV charging stations to prove out these concepts. As these initial installations begin to operate, the value propositions of these new opportunities will become clearer.

We plan to continue to monitor all power conversion markets for opportunities to create solutions for customers and unlock the broader value of our patented technology.

Critical Accounting Policies

There have been no significant changes during the three months ended March 31, 2017 to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Results of Operations

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

Revenues.   Revenues for the three months ended March 31, 2017 of $275,670 were $220,974, or 44%, lower than the $496,644 we earned in revenues for the three months ended March 31, 2016. The decrease in revenue was driven by the timing of, and the variability in, the early market for standalone storage.

Cost of Revenues.   Cost of revenues increased for the three months ended March 31, 2017 to $710,930 compared to $494,754 for the three months ended March 31, 2016. The increase was due to non-cash write-down of inventory of $349,216 primarily associated with our 125kW battery converter and $15,000 adjustment to the Company's warranty accrual related to its end-of-life IBC-30 battery converter, partially offset by lower sales volumes.

Gross Profit (Loss).   Gross loss for the three months ended March 31, 2017 was $435,260 compared to a gross profit of $1,890 for the three months ended March 31, 2016.

Research and Development Expenses.   Research and development expenses decreased by $289,816, or 20%, to $1,190,169 in the three months ended March 31, 2017 from $1,479,985 in the three months ended March 31, 2016. The decrease was due primarily to the timing of costs associated with bi-directional power switch development of $406,186, partially offset by higher product development costs of $86,380.

General and Administrative Expenses.   General and administrative expenses decreased by $14,368, or 2%, to $905,963 in the three months ended March 31, 2017 from $920,331 in the three months ended March 31, 2016.

Sales and Marketing Expenses.   Sales and marketing expenses increased by $129,003, or 31%, to $541,533 in the three months ended March 31, 2017 from $412,530 in the three months ended March 31, 2016. The increase was due primarily to the higher consulting costs of $73,506 and bad debt expense of $60,703.

Loss from Operations.   Our loss from operations for the three months ended March 31, 2017 was $3,072,925 compared to $2,810,956 loss from operations for the three months ended March 31, 2016.

Interest Income, net.    Net interest income was $4,541 for the three months ended March 31, 2017 compared to $8,609 for the three months ended March 31, 2016.

Net Loss.   Our net loss for the three months ended March 31, 2017 was $3,068,384 as compared to a net loss of $2,802,347 for the three months ended March 31, 2016.

Liquidity and Capital Resources

We do not currently generate enough revenue to sustain our operations. We have funded our operations through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt.

At March 31, 2017, we had cash and cash equivalents of $15,350,915. Our net working capital and long-term debt at March 31, 2017 were $15,678,764 and $0, respectively.

Operating activities in the three months ended March 31, 2017 resulted in cash outflows of $2,445,721, which were due primarily to the net loss for the period of $3,068,384 and negative working capital changes of $295,323, partly offset by non-

cash items of $917,986, related primarily to stock-based compensation of $384,329, inventory write-downs of 348,793 and depreciation and amortization of $113,068. Operating activities in the three months ended March 31, 2016 resulted in cash outflows of $2,575,871, which were due primarily to the net loss for the period of $2,802,347 and negative working capital changes of $274,026, partly offset by non-cash items of $500,502, related primarily to stock-based compensation and depreciation and amortization.

Investing activities in the three months ended March 31, 2017 and 2016 resulted in cash outflows of $76,754 and $203,493, respectively, for the acquisition of fixed assets and intangible assets.

Financing activities in the three months ended March 31, 2017 resulted in cash inflows of $13,668,474 related primarily to our Private Placement net proceeds of $13,657,331. In the Private Placement, each share of common stock or preferred stock was sold together with a warrant to purchase one share of common stock at a collective price of $2.535. Investors purchased an aggregate of 5,220,826 shares of common stock and 708,430 shares of preferred stock together with warrants to purchase 5,929,256 shares of common stock in the Private Placement for aggregate gross proceeds of $15.0 million. Net cash proceeds are after offering fees and expenses, including the placement agent fee of $1.1 million. Financing activities in the three months ended March 31, 2016 resulted in cash inflows of $35,536 from the exercise of stock options and warrants.

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

Trends, Events and Uncertainties

Other than as discussed elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of March 31, 2017, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no other material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in our 2016 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 3, 2017, the Company closed on a definitive securities purchase agreement to sell to certain accredited investors the Company’s common stock and preferred stock together with warrants to purchase shares of common stock, or the Private Placement. In the Private Placement, each share of common stock or preferred stock was sold together with a warrant to purchase one share of common stock at a collective price of $2.535. Investors purchased an aggregate of 5,220,826 shares of common stock and 708,430 shares of preferred stock together with warrants to purchase 5,929,256 shares of common stock in the Private Placement for aggregate gross proceeds of $15.0 million. The warrants have an exercise price of $2.41 per share, are non-exercisable for the first six months and will expire three years from the date of issuance. The Company filed a Registration Statement on Form S-3 covering the resale of the registrable securities on March 31, 2017 with the Commission which was declared effective on April 21, 2017.
Net cash proceeds were $13.7 million after offering fees and expenses, including the placement agent fee of $1.1 million. The placement agent also received 237,170 warrants to purchase shares of common stock as part of its placement agent fee. The placement agent warrant has an exercise price of $2.89 per share, is non-exercisable for 12 months and has a three-year term. The Company expects to utilize net proceeds from the offering for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Document

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on February 27, 2017).

4.2
Form of Registration Rights Agreement between the Registrant and the Investors party (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on February 27, 2017).

10.1
Purchase Agreement, dated February 24, 2017 between the Registrant and the Investors party thereto (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on February 27, 2017).

10.2
Exchange Agreement, dated February 24, 2017, by and among the Company and the common stockholders listed in Schedule 1 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the Commission on February 27, 2017).

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

Dated May 12, 2017	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer