Form 10-Q
period 2017-06-30
Ideal Power Inc.
filed 2017-08-11
CIK 1507957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2017

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

As of August 7, 2017, the issuer had 13,996,782 shares of common stock, par value $.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.
Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,335,908	$4,204,916
Accounts receivable, net	205,646	378,658
Inventories, net	366,535	1,245,147
Prepayments and other current assets	252,532	312,593
Total current assets	14,160,621	6,141,314

Property and equipment, net	751,138	936,486
Intangible assets, net	2,099,182	1,905,556
Other assets	—	17,920
Total Assets	$17,010,941	$9,001,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212,984	$346,767
Accrued expenses	1,180,282	1,149,129
Total current liabilities	1,393,266	1,495,896

Other long-term liabilities	489,941	265,418
Total liabilities	1,883,207	1,761,314

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,518,430 shares issued and outstanding at June 30, 2017	1,518	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 13,998,465 shares issued and 13,996,782 shares outstanding at June 30, 2017 and 9,560,896 shares issued and 9,559,213 shares outstanding at December 31, 2016, respectively	13,998	9,561
Additional paid-in capital	66,471,006	52,310,481
Treasury stock, at cost; 1,683 shares at June 30, 2017 and December 31, 2016	(5,915)	(5,915)
Accumulated deficit	(51,352,873)	(45,074,165)
Total stockholders’ equity	15,127,734	7,239,962
Total Liabilities and Stockholders’ Equity	$17,010,941	$9,001,276

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.
Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product revenue	$253,370	$322,116	$529,040	$818,760
Cost of product revenue	764,609	298,937	1,475,539	793,691
Gross profit (loss)	(511,239)	23,179	(946,499)	25,069

Operating expenses:
Research and development	1,108,368	1,203,179	2,298,537	2,683,164
General and administrative	1,170,415	881,659	2,076,378	1,801,990
Sales and marketing	427,336	412,433	968,869	824,963
Total operating expenses	2,706,119	2,497,271	5,343,784	5,310,117

Loss from operations	(3,217,358)	(2,474,092)	(6,290,283)	(5,285,048)

Interest income, net	7,034	6,615	11,575	15,224

Net loss	$(3,210,324)	$(2,467,477)	$(6,278,708)	$(5,269,824)

Net loss per share – basic and fully diluted	$(0.23)	$(0.26)	$(0.50)	$(0.55)

Weighted average number of shares outstanding – basic and fully diluted	13,989,282	9,547,747	12,443,076	9,546,864

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,278,708)	$(5,269,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	273,727	15,475
Write-down of inventory	712,083	12,590
Depreciation and amortization	224,926	184,279
Write-off of capitalized patents	202,343	48,773
Write-off of fixed assets	15,036	1,215
Stock-based compensation	498,006	763,326
Decrease (increase) in operating assets:
Accounts receivable	(100,715)	446,261
Inventories	166,529	(627,650)
Prepayments and other current assets	77,981	60,427
Increase (decrease) in operating liabilities:
Accounts payable	(133,783)	(234,486)
Accrued expenses	(5,627)	(405,761)
Net cash used in operating activities	(4,348,202)	(5,005,375)

Cash flows from investing activities:
Purchase of property and equipment	(18,146)	(297,095)
Acquisition of intangible assets	(171,134)	(203,500)
Net cash used in investing activities	(189,280)	(500,595)

Cash flows from financing activities:
Net proceeds from issuance of stock	13,657,331	—
Exercise of options and warrants	11,143	35,536
Net cash provided by financing activities	13,668,474	35,536

Net increase (decrease) in cash and cash equivalents	9,130,992	(5,470,434)
Cash and cash equivalents at beginning of period	4,204,916	15,022,286
Cash and cash equivalents at end of period	$13,335,908	$9,551,852

The accompanying notes are an integral part of these condensed financial statements.

Ideal Power Inc.
Notes to Financial Statements
(unaudited)

Note 1 – Organization and Description of Business

Ideal Power Inc. (the “Company”) was incorporated in Texas on May 17, 2007 under the name Ideal Power Converters, Inc. The Company changed its name to Ideal Power Inc. on July 8, 2013 and re-incorporated in Delaware on July 15, 2013. With headquarters in Austin, Texas, it develops power conversion solutions with a focus on solar + storage, microgrid applications and stand-alone energy storage. The principal products of the Company are power conversion systems, including 2-port and multi-port products.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The updated standard becomes effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company will not early adopt and the standard is not expected to have a significant effect on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. While the Company is continuing to assess the potential impact of this standard, it expects its lease commitment will be subject to the updated standard and recognized as a lease liability and right-of-use asset upon adoption.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 71 to a change to the terms or conditions of a share-based payment award. The amendments in this ASU are effective for public entities for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The ASU should be applied prospectively on and after the effective date. The Company is evaluating the impact of this ASU.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Accounts Receivable

Accounts receivable, net consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
Trade receivables	$392,686	$430,278
Other receivables	102,147	33,755
	494,833	464,033
Allowance for doubtful accounts	(289,187)	(85,375)
	$205,646	$378,658

At June 30, 2017, the allowance for doubtful accounts represents trade receivables from three customers which were fully reserved as it was determined that the probability of collection is remote. During the six months ended June 30, 2017, the Company collected $15,475 and wrote-off $69,900 of its allowance for doubtful accounts. These changes in the allowance for doubtful accounts are reflected within the sales and marketing line item of the statement of operations.

Note 4 – Inventories

Inventories, net consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
Raw materials	$288,650	$363,195
Finished goods	149,055	941,921
	437,705	1,305,116
Reserve for obsolescence	(71,170)	(59,969)
	$366,535	$1,245,147

During the six months ended June 30, 2017, the Company recorded a non-cash inventory charge of $712,083, of which$708,204 is related to excess finished goods inventory of its legacy 125kW battery converter and its end-of-life IBC-30 battery converter and is reflected within the cost of product revenue line item of the statement of operations.

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
Machinery and equipment	$890,264	$894,228
Building leasehold improvements	395,335	395,335
Furniture, fixtures, software and computers	215,993	228,011
	1,501,592	1,517,574
Accumulated depreciation and amortization	(750,454)	(581,088)
	$751,138	$936,486

Note 6 – Intangible Assets

Intangible assets, net consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
Patents	$1,524,994	$1,556,204
Other intangible assets	732,175	470,870
	2,257,169	2,027,074
Accumulated amortization	(157,987)	(121,518)
	$2,099,182	$1,905,556

At June 30, 2017 and December 31, 2016, the Company had capitalized $554,216 and $678,410, respectively, for costs related to patents that have not been awarded.

In June 2017, a U.S. patent was issued associated with licensing agreements and the Company recorded an intangible asset and corresponding long-term liability for the estimated present value of future payments of $261,303. The Company is amortizing the capitalized costs over the remaining term of the agreements. For further discussion of the licensing agreements, see Note 8.

Amortization expense amounted to $18,594 and $36,469 for the three and six months ended June 30, 2017, respectively, and $15,705 and $29,067 for the three and six months ended June 30, 2016, respectively. Amortization expense for the succeeding five years and thereafter is approximately $45,000 (2017), $91,000 (2018-2021) and $1,136,000 (thereafter).

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
Accrued compensation	$423,819	$519,485
Warranty reserve	398,079	335,893
Other	358,384	293,751
	$1,180,282	$1,149,129

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

At June 30, 2017, the remaining annual base rent commitments under the lease are as follows:

Year Ended December 31,	Amount
2017	$82,484
2018	68,736
Total	$151,220

The Company incurred rent expense of $59,418 and $117,074 for the three and six months ended June 30, 2017, respectively, and $55,719 and $111,324 for the three and six months ended June 30, 2016, respectively.

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

In June 2017, a U.S. patent was issued associated with the agreements and the Company recorded an intangible asset and corresponding long-term liability for the estimated present value of future payments of $261,303. This long-term liability incurred in connection with the patent issuance is a non-cash investing activity with regard to the Company’s statements of cash flows. At June 30, 2017, two patents associated with the agreements had been issued and the estimated present value of future payments under the licensing agreement is $529,941, of which $40,000 is due within 20 days of December 21, 2017 and is included in accrued expenses in the Company's balance sheet. The Company is accruing interest for future payments related to the issued patents associated with the agreement.

Litigation
On May 17, 2017, the Company provided its prior contract manufacturer (CM) notice that it was in breach of the Master Supply Agreement (MSA) between the parties. On May 19, 2017, the Company received notice from CM that the Company was allegedly in breach of the MSA. On June 23, 2017, the Company received a Notice of Arbitration from CM alleging claims against the Company and demanding recovery for alleged damages. On July 13, 2017, the Company responded to CM with a Notice of Defense and Counterclaim. On August 2, 2017, CM provided their response to the Company's Notice of Defense and Counterclaim. The parties are in the process of appointing an arbitrator. At this time, the Company is unable to estimate the possible loss, if any, associated with this proceeding.

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

In February 2017, the Company's Board of Directors authorized Series A Convertible Preferred Stock consisting of 3,000,000 shares. Each share of the preferred stock has a par value of $0.001 and a stated value of $2.535 and is convertible at any time at the option of the holder into one share of common stock. The holder cannot convert the preferred stock to the extent its beneficial ownership would exceed 4.99% of the Company's common stock outstanding, subject to adjustment as provided in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock. The shares have no voting power, no liquidation preference or additional dividend entitlements. In the six months ended June 30, 2017, the Company issued 1,518,430 shares of the Company's Series A Convertible Preferred Stock.

Note 10 — Equity Incentive Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved shares of common stock for issuance under the Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. At June 30, 2017, 708,953 shares of common stock were available for issuance under the Plan.

During the six months ended June 30, 2017, the Company granted 83,625 stock options to Board members and 84,100 stock options to employees under the Plan. The estimated fair value of these stock options, calculated using the Black-Scholes option valuation model, was $296,107, of which $84,368 was recognized during the six months ended June 30, 2017.

During the six months ended June 30, 2017, 96,000 performance stock units (“PSUs”) were forfeited by employees as the continued service conditions were not achieved. The PSUs were initially granted in 2015 and, due to the forfeiture, the Company reversed $174,804 of stock-based compensation expense in the three months ended June 30, 2017.

During the six months ended June 30, 2017, 26,743 options to purchase shares of the Company’s common stock were exercised resulting in net proceeds of $11,143.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2016	1,385,204	$6.89	7.5
Granted	167,725	$2.99
Exercised	(26,743)	$0.42
Forfeited/Expired/Exchanged	(125,551)	$7.39
Outstanding at June 30, 2017	1,400,635	$6.50	7.3
Exercisable at June 30, 2017	829,623	$6.55	6.9

At June 30, 2017, there was $1,739,406 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.8 years.

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

A summary of the Company’s common stock warrant activity and related information is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2016	1,398,653	$4.57	2.5
Granted	6,166,426	$2.43
Forfeited/Expired/Exchanged	(84,000)	$6.25
Outstanding at June 30, 2017	7,481,079	$2.79	2.6

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "projects," "intends," "plans," "would," "should," "could," "may" or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

OVERVIEW

Ideal Power is located in Austin, Texas. We design, market and sell electrical power conversion products using our proprietary technology called Power Packet Switching Architecture™, or PPSA™. PPSA™ is a power conversion technology that improves upon existing power conversion technologies in key product metrics, such as size and weight while providing built-in isolation and bi-directional and multi-port capabilities. PPSA™ utilizes standardized hardware with application specific embedded software. Our products are designed to be used in both on-grid and off-grid applications. Our advanced technology is important to our business and we make significant investments in research and development and protection of our intellectual property. Our PPSA™ and bi-directional switch technologies are protected by a patent portfolio of 58 US and 13 foreign issued patents at June 30, 2017.

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

We were founded on May 17, 2007. To date, operations have been funded primarily through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt. Total revenue generated from inception to date as of June 30, 2017 amounted to $12,494,885 with approximately a quarter of that revenue coming from government grants. We may pursue additional research and development grants, if and when available, for the purpose of developing new products and improving current products.

Our Technology

PPSA™ uses indirect power flow in which power flows through input switches and is temporarily stored in our proprietary AC link inductor. Our proprietary fast switching algorithms enable the transfer of quantum packets of power between ports in our system. As the AC link becomes charged, it disconnects from its input switches, resonates without being connected to either the input or output switches, and then reconnects to its output switches when it reaches the correct voltage and frequency for the application. PPSA™ is a power conversion technology that differentiates itself from traditional power conversion technology in key product metrics, such as size and weight while providing built-in isolation and bi-directional and multi-port capabilities. At June 30, 2017, we have been granted 36 US patents and seven foreign patents related to PPSA™.

Products

We have developed products commercializing PPSA™ and make these products available for sale both directly to customers and through distributors. We currently sell several power conversion systems, or PCS, utilizing our patented PPSA™ technology. These products are described as follows:

•
The 30kW SunDial™ and the 30kW SunDial™ Plus, which are UL-1741 certified and are intended to be used for the commercial and industrial grid-tied solar and solar + storage market. The SunDial™ is a photovoltaic (PV) string inverter which is field upgradable through the addition of a drop-in second DC port to connect batteries to a solar PV array. The SunDial™ Plus includes the PV inverter and the second DC battery port in one package. The products operate in both 50Hz and 60Hz environments and include a built-in 6 string PV combiner and DC disconnects and are grid-tied, AC export only.

•
The 30kW Stabiliti™ series has two product offerings, two-port (AC-DC) and multi-port (AC-DC-DC) models, which are both UL-1741 certified. These products are intended to be used in the stand-alone storage and microgrid markets. They are bi-directional and operate in both grid-tied and grid-forming modes with near seamless transfer between operating modes. Grid-forming mode provides customers the ability to form and manage a microgrid which is also desirable for the solar + storage market. The products operate in both 50Hz and 60Hz environments.

Future Innovations

Bi-Directional Switches

Our existing products incorporate multiple insulated gate bipolar transistors, or IGBTs, which are power switches used in the process to convert power from one current form to another. IGBTs switch power in only one direction (DC to AC or AC to DC) and require the use of a blocking diode to prevent power from flowing back through the system. To enable our existing products to perform bi-directional power conversion, for each IGBT and diode used in our products, we must include a second IGBT and diode. These additional components have slight voltage drops that affect the electrical efficiency of our products and generate excess heat that must be dissipated. We have patented and are developing a new, highly efficient silicon switch called a bi-directional bipolar transistor, or B-TRAN™, that we believe will allow us to substitute one B-TRAN™ for two pairs of IGBTs and diodes used in our current products and is also a potential replacement for conventional power switches in certain segments of the broader power semiconductor market.

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

In 2016, one of our semiconductor fabricators successfully tested single-sided B-TRAN™ silicon dies and the results were consistent with third party simulations that predict significant performance and efficiency improvements over conventional power switches such as SCRs, IGBTs and MOSFETs. Our current focus has shifted to de-risking the proof of concept phase of the B-TRAN development timeline, as this phase of development is taking longer than anticipated due to the complexity of manufacturing complicated, two-sided power semiconductor devices. To facilitate this, we have now engaged a second semiconductor fabricator, on a parallel path, to produce a simplified, easier to manufacture B-TRAN on an accelerated schedule for proof of concept and initial testing. The testing is intended to show key qualities of the B-TRAN over IGBTs including reduced losses, both switching and conduction losses, and increased speed. The next major milestone towards commercialization will be to complete, package and test prototype B-TRAN™ devices. The results of the testing and characterization of these prototype B-TRAN™ devices will be utilized to guide our further development and optimization efforts including potential changes in how the devices are manufactured or driven in an actual circuit.

We plan to first utilize the B-TRAN™ in our own power conversion products and then introduce it into the rapidly growing power semiconductor market, estimated to be $19 billion in 2017 according to research firm IHS Technology, or IHS, utilizing a licensing model. We believe our new B-TRAN™ technology may potentially address a significant portion of the power semiconductor market that currently relies on power semiconductor devices such as IGBTs. Potential addressable markets for B-TRAN™-based products include very low loss solid-state DC and AC contactors, electric vehicle drivetrains, variable frequency drives, solar PV inverters, bi-directional energy storage and microgrid power conversion systems, matrix converters and other power conversion products. At June 30, 2017, we have 22 US and six foreign issued patents covering the operation, control and manufacturing of the B-TRAN™ device.

EV Fast Chargers

Electric vehicles, or EVs, are emerging as a fast growth area of the overall automotive sector in the US and abroad. As EVs become a more significant section of the automotive market, the infrastructure to support them will need to be developed. Our PPSA™ technology can be a natural power conversion choice for system integrators looking for a highly efficient and compact system for an DC EV fast charger. In 2018, we expect to begin the development of products based on our existing product family to directly target this fast-growing market segment.

Business Strategy

Our business strategy is to promote and expand the uses of PPSA™ initially through product development and product sales. To bring our products to market, we will seek out best-in-class partners who will distribute, white-label or integrate our innovative products into higher value systems resulting in multiple strategic sales channels for our PPSA™-based products and product designs. Although our primary market is the United States, we expect to begin targeting markets outside the United States as early as 2018. As our products gain broader acceptance in the power conversion market, we intend to license our proprietary PPSA™-based product designs to OEMs within our target markets, as well as license our technologies for other markets which we do not plan to enter directly. The basis for this approach is the belief that OEMs may achieve higher product margins and gain more market share by providing PPSA™-based products, which are differentiated from the traditional product offerings in the industry, to their customers. We believe such strategic relationships with key OEM licensees would enable us to reap the benefits of PPSA™ and gain market share more quickly than by strictly manufacturing and distributing our products.

Target Markets

Currently, our primary markets are solar + storage and, to a lesser extent, microgrids. We also intend to be opportunistic with regards to the stand-alone storage market. Until recently, our primary market was the stand-alone storage market but we have shifted our strategic focus to solar + storage as that market leverages the mature and global solar market and the stand-alone storage market has been slow to develop.

Solar + Storage and Microgrid Markets

Solar PV has one of the lowest levelized costs of energy for new electrical generation capacity and we expect this to remain true in the near term. We expect distributed PV to continue to be a high growth business as system costs have fallen dramatically over the past several years. As such, the economics of generating PV for local consumption is expected to remain strong for several more years, especially given the investment tax credit, or ITC, extension passed by Congress and signed into law in 2015 for solar energy production. Our SunDial™ products were launched to directly address this market.

One shortcoming of distributed, behind-the-meter PV systems is that they require connection to the utility power grid in order to operate. For example, a business with PV on its roof will not, in most cases, benefit from the ability to generate power should the utility power grid go down. Another shortcoming of distributed PV systems is the instability they cause on the local power lines. Utility power grids were not designed to manage power inflow from the end of the lines. As such, distributed generation sources can lead to wide swings in line voltages when clouds pass and power output falls off, requiring the utility to ramp up its central power stations to make up for the shortfall in solar. We believe the proliferation of PV, its intermittency and the elimination of net metering in many states may drive growth in the solar + storage market.

Whether for emergency backup power or for baseload generation in remote locations with weak or no electric grids, microgrids are an emerging business case for solar paired with storage. A distributed PV system connected to a BESS that includes one of our Stabiliti™ multi-port PCS may enable a business to benefit from the ability to form and manage a local microgrid powered by the PV system and BESS even when the utility power grid is down. This capability is attractive to electricity consumers who need to power critical loads even in a blackout. Our Stabiliti™ PCS are also equipped to meet evolving utility requirements for low voltage ride-through and other key operating parameters, which may enable the PV and BESS it connects to the grid to help stabilize the utility power grid when voltage or frequency fluctuates due to imbalances in load and supply. In remote locations where there is no reliable electric grid, which may be as diverse as a military battlefield or remote tropical island resort, or in locations where local electric rates are high due to aging and inefficient generation technology, a trend towards self-generation microgrids is developing. These sites can use solar, batteries and other forms of generation all brought together by one or more of our Stabiliti™ PCS to form and manage a microgrid using maximum solar generation for lowest cost. As such, we believe our products may become increasingly attractive to co-locate BESS with distributed PV.

According to their research, IHS believes that systems will be deployed in two principal configurations. The present configuration is to have separate BESS and PV systems tied together through the AC wiring, which is supported by all of our current products. A second, emerging configuration will be to place the BESS and the PV system behind a single PCS with two DC inputs. Our Stabiliti™ and SunDial™ Plus were designed specifically to enable this configuration which we believe is the lower cost and more efficient configuration. A key unique feature of the SunDial™’s patented technology is its ability to be deployed first as a standard commercial PV inverter and later be upgraded in the field to bring storage into the PV system using the same inverter. We believe this is the only product in the market today to have this unique field-upgrade capability for pairing solar with storage in one inverter.

Also according to IHS, the global commercial PV industry is projected to grow to over 33GW annually by 2020. IHS further forecasts that these commercial systems will have a 2% storage attachment rate by 2020, providing for a nearly 700MW annual commercial solar + storage market. These new solar + storage markets include providing backup power during blackouts, improving grid stability in high penetration PV areas and reducing fossil fuel consumption in remote and off-grid microgrids.

Stand-Alone Storage Market

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

There are strong economic incentives available to commercial and industrial consumers in major US markets such as California and New York in the form of reduced demand charges for installing a BESS and reducing peak consumption. There is also strong regulatory support for such systems. For example, California has issued a mandate for over 1,800 megawatts of new energy storage to be installed by 2020. Although we believe the economic incentives and regulatory support are expected to accelerate growth in this market over coming years, to date the slow pace of realization of these economic incentives has actually hindered market growth.

We expect the cost of commercial and industrial BESS to continue to decline due primarily to lower battery costs and, as a result, expect significant expansion in the addressable market for these systems. We also believe the combination of lower BESS costs, third-party financing, increases in utility demand charges, and the entrance of large, established companies to the BESS space may contribute to accelerating market growth for the nascent stand-alone storage market.

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

Critical Accounting Policies

There have been no significant changes during the six months ended June 30, 2017 to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Results of Operations

Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016

Revenues.   Revenues for the three months ended June 30, 2017 of $253,370 were $68,746, or 21%, lower than the $322,116 we earned in revenues for the three months ended June 30, 2016. Our revenue has been negatively impacted by a lack of growth in our initial target market of stand-alone storage. We have shifted our focus primarily to solar + storage as we believe this market is already transacting and meaningful revenue growth is achievable for us in this market in the near term.

Cost of Revenues.   Cost of revenues increased for the three months ended June 30, 2017 to $764,609 compared to $298,937 for the three months ended June 30, 2016. The increase was primarily due to non-cash write-down of inventory of $358,988 and an unfavorable $98,457 adjustment to the Company's warranty accrual both related to our first generation products. By the end of the quarter, we had completed the transition from our legacy products, including both our first and second generation products, to our third generation SunDial™ and Stabiliti™ products.

Gross Profit (Loss).   Gross loss for the three months ended June 30, 2017 was $511,239 compared to a gross profit of $23,179 for the three months ended June 30, 2016.

Research and Development Expenses.   Research and development expenses decreased by $94,811, or 8%, to $1,108,368 in the three months ended June 30, 2017 from $1,203,179 in the three months ended June 30, 2016. The decrease was due primarily to the timing of costs associated with bi-directional power switch development. For the balance of the year, our PPSA™ research and development efforts will be focused on our SunDial™ and Stabilit™ products including firmware development for, and certification to, the new UL1741 SA (a new standard required in most US markets beginning in October 2017) and a further cost-reduced version of our SunDial™ and Stabiliti™ products with an improved form factor.

General and Administrative Expenses.   General and administrative expenses increased by $288,756, or 33%, to $1,170,415 in the three months ended June 30, 2017 from $881,659 in the three months ended June 30, 2016. The increase was primarily due to higher non-cash patent impairments of $177,764 as we abandoned certain patent filings to focus on filings with the highest strategic value, as well as higher legal and consulting fees of $63,637.

Sales and Marketing Expenses.   Sales and marketing expenses increased by $14,903, or 4%, to $427,336 in the three months ended June 30, 2017 from $412,433 in the three months ended June 30, 2016. Higher bad debt expense of $197,549 and placement costs of $63,116 were largely offset by lower stock-based compensation costs of $243,750 due to forfeitures. We have seen an increase in both our bad debt expense and days sales outstanding as many companies, including certain of our customers, are having difficulty securing financing or generating sufficient working capital due to the lack of growth in the stand-alone storage market.

Loss from Operations.   Our loss from operations for the three months ended June 30, 2017 was $3,217,358 compared to $2,474,092 loss from operations for the three months ended June 30, 2016.

Interest Income, net.    Net interest income was $7,034 for the three months ended June 30, 2017 compared to $6,615 for the three months ended June 30, 2016.

Net Loss.   Our net loss for the three months ended June 30, 2017 was $3,210,324 as compared to a net loss of $2,467,477 for the three months ended June 30, 2016. The increase is attributable to higher non-cash charges associated with inventory write-downs, patent impairments and bad debt expense.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

Revenues.   Revenues for the six months ended June 30, 2017 of $529,040 were $289,720, or 35%, lower than the $818,760 we earned in revenues for the six months ended June 30, 2016. The decrease in revenue was driven by a contraction in the early market for stand-alone storage.

Cost of Revenues.   Cost of revenues increased by $681,848, or 86%, to $1,475,539 for the six months ended June 30, 2017 compared to $793,691 for the six months ended June 30, 2016. The increase was due to non-cash write-down of inventory of $708,204 and an unfavorable $115,000 adjustment to the Company's warranty accrual both related to legacy products, partially offset by lower sales volumes.

Gross Profit (Loss).   Gross loss for the six months ended June 30, 2017 was $946,499 compared to a gross profit of $25,069 for the six months ended June 30, 2016.

Research and Development Expenses.   Research and development expenses decreased by $384,627, or 14%, to $2,298,537 in the six months ended June 30, 2017 from $2,683,164 in the six months ended June 30, 2016. The decrease was due primarily to the timing of costs associated with bi-directional power switch development.

General and Administrative Expenses.   General and administrative expenses increased by $274,388, or 15%, to $2,076,378 in the six months ended June 30, 2017 from $1,801,990 in the six months ended June 30, 2016. The increase was primarily due to higher non-cash patent impairments of $153,570 as we abandoned certain patent filings to focus on filings with the highest strategic value, as well as higher legal and consulting fees of $69,998.

Sales and Marketing Expenses.   Sales and marketing expenses increased by $143,906, or 17%, to $968,869 in the six months ended June 30, 2017 from $824,963 in the six months ended June 30, 2016. The increase was due primarily to the higher bad debt expense of $258,253, consulting costs of $69,640 and placement costs of $59,116, offset partially by lower stock-based compensation costs of $246,217 due to forfeitures.

Loss from Operations.   Our loss from operations for the six months ended June 30, 2017 was $6,290,283 compared to $5,285,048 loss from operations for the six months ended June 30, 2016.

Interest Income, net.    Net interest income was $11,575 for the six months ended June 30, 2017 compared to $15,224 for the six months ended June 30, 2016.

Net Loss.   Our net loss for the six months ended June 30, 2017 was $6,278,708 as compared to a net loss of $5,269,824 for the six months ended June 30, 2016. The increase is attributable to higher non-cash charges associated with inventory write-downs, patent impairments and bad debt expense.

Liquidity and Capital Resources

We do not currently generate enough revenue to sustain our operations. We have funded our operations through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt.

At June 30, 2017, we had cash and cash equivalents of $13,335,908. Our net working capital and long-term debt at June 30, 2017 were $12,767,355 and $0, respectively.

Operating activities in the six months ended June 30, 2017 resulted in cash outflows of $4,348,202, which were due primarily to the net loss for the period of $6,278,708, partly offset by non-cash items of $1,926,121, related primarily to inventory write-downs of $712,083, stock-based compensation of $498,006, bad debt expense of $273,727, depreciation and amortization of $224,926 and patent impairments of $202,343. Operating activities in the six months ended June 30, 2016 resulted in cash outflows of $5,005,375, which were due primarily to the net loss for the period of $5,269,824 and negative working capital changes of $761,209, partly offset by non-cash items of $1,025,658, related primarily to stock-based compensation of $763,326 and depreciation and amortization of $184,279.

Investing activities in the six months ended June 30, 2017 and 2016 resulted in cash outflows of $189,280 and $500,595, respectively, for the acquisition of fixed assets and intangible assets.

In the three months ended June 30, 2017, we implemented a cost reduction plan with the goal of reducing our cash outflows for operating and investing activities. This plan included the simplification of our product roadmap for the balance of 2017 to focus on our 30kW SunDial™ and Stabilti™ products for the solar + storage and microgrid markets and eliminate activities that did not present significant near-term revenue opportunities. In addition, we discontinued our legacy products, including our 125kW product, and postponed our development and certification efforts related to international markets and electric vehicle fast charging. We believe these changes will result in a reduced cash burn in advance of our expected revenue growth.

Financing activities in the six months ended June 30, 2017 resulted in cash inflows of $13,668,474 related primarily to our Private Placement net proceeds of $13,657,331. In the Private Placement, each share of common stock or preferred stock was sold together with a warrant to purchase one share of common stock at a collective price of $2.535. Investors purchased an aggregate of 5,220,826 shares of common stock and 708,430 shares of preferred stock together with warrants to purchase 5,929,256 shares of common stock in the Private Placement for aggregate gross proceeds of $15.0 million. Net cash proceeds are after offering fees and expenses, including the placement agent fee of $1.1 million. Financing activities in the six months ended June 30, 2017 and 2016 resulted in cash inflows of $11,143 and $35,536, respectively, from the exercise of stock options and warrants.

On December 1, 2014, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. The registration statement allows us to offer up to an aggregate $75 million of common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof and provides us with the flexibility over three years to potentially raise additional equity in public or private offerings on commercial terms. At June 30, 2017, our availability under this registration statement is $58 million.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Trends, Events and Uncertainties

The early market for stand-alone storage has been, and continues to be, heavily dependent on California’s Self Generation Incentive Program, or SGIP. The pace and deployment of the SGIP has been slow and, despite in excess of 800 projects being submitted in the first two program stages in 2016 and the first quarter of 2017, few projects have reached the reservation stage where funding has been approved for the specific projects.

Historically, most of our backlog has related to orders for the stand-alone storage market and this backlog has not translated into revenue at the pace we have expected due to the stagnation in stand-alone storage deployments in California. There is significant uncertainty around the pace and timing of growth in this market and we believe the customer representing a majority of our backlog over the last several quarters may have exited the system integration business for commercial and industrial stand-alone storage. This customer exit has had a material adverse impact on our backlog and we are currently evaluating whether we have any recourse against this customer for unfulfilled orders.

In addition, funding has been difficult to secure for many system integration companies in the stand-alone storage market. We are monitoring the financial health and payment history of our customers but a bankruptcy or market exit by any one or more of our customers could further materially and adversely impact our backlog and revenue in this market.

To address the uncertainty surrounding the stand-alone storage market, we have transitioned our focus to the solar + storage market. This market leverages the far larger, and more mature, global solar market and we believe our products solve key customer problems in this market such as demand management, backup power and critical load support that solar only solutions are not capable of addressing. In the next several quarters we expect our revenue growth to be driven by growth in the solar + storage market and, to a lesser extent, the microgrid market.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of June 30, 2017, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no other material changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 17, 2017, we provided our prior contract manufacturer (CM) notice that it was in breach of the Master Supply Agreement (MSA) between the parties. On May 19, 2017, we received notice from CM that we were allegedly in breach of the MSA. On June 23, 2017, we received a Notice of Arbitration from CM alleging claims against us and demanding recovery for alleged damages. On July 13, 2017, we responded to CM with a Notice of Defense and Counterclaim. On August 2, 2017, CM provided their response to our Notice of Defense and Counterclaim. The parties are in the process of appointing an arbitrator. At this time, we are unable to estimate the possible loss, if any, associated with this proceeding.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in our 2016 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 3, 2017, we closed on a definitive securities purchase agreement to sell to certain accredited investorsour common stock and preferred stock together with warrants to purchase shares of common stock, or the Private Placement. In the Private Placement, each share of common stock or preferred stock was sold together with a warrant to purchase one share of common stock at a collective price of $2.535. Investors purchased an aggregate of 5,220,826 shares of common stock and 708,430 shares of preferred stock together with warrants to purchase 5,929,256 shares of common stock in the Private Placement for aggregate gross proceeds of $15.0 million. The warrants have an exercise price of $2.41 per share, are non-exercisable for the first six months and will expire three years from the date of issuance. We filed a Registration Statement on Form S-3 covering the resale of the registrable securities on March 31, 2017 with the Commission which was declared effective on April 21, 2017.
Net cash proceeds were $13.7 million after offering fees and expenses, including the placement agent fee of $1.1 million. The placement agent also received 237,170 warrants to purchase shares of common stock as part of its placement agent fee. The placement agent warrant has an exercise price of $2.89 per share, is non-exercisable for 12 months and has a three-year term. We expect to utilize net proceeds from the offering for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Document

10.1*†	Amendment No. 2 to Employment Agreement between the Company and R. Daniel Brdar dated June 5, 2017

10.2†
Separation and Release Agreement, dated June 2, 2017, between the Company and Ryan O'Keefe (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on June 6, 2017)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instant Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

10.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, has duly, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 11, 2017	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer