Form 10-K
period 2017-12-31
Ideal Power Inc.
filed 2018-04-02
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________________

FORM 10-K

________________________________________________________________

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

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

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $27,880,463. As of March 23, 2018 the issuer has 13,996,121 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to the registrant’s 2018 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND

OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "hopes," "expects," "anticipates," "estimates," "projects," "intends," "plans," "would," "should," "could," "may" or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

We design, market and sell electrical power conversion products using our proprietary technology called Power Packet Switching Architecture™, or PPSA™. PPSA™ is a power conversion technology that improves upon existing power conversion technologies in key product metrics, such as size and weight while providing built-in isolation and bi-directional and multi-port capabilities. PPSA™ utilizes standardized hardware with application specific embedded software. Our products are designed to be used in both on-grid and off-grid applications. Our advanced technology is important to our business and we make significant investments in research and development and protection of our intellectual property. Our PPSA™ and bi-directional switch technologies are protected by a patent portfolio of 66 US and 12 foreign issued patents as of December 31, 2017.

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

To date, operations have been funded primarily through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt. Total revenue generated from inception to date as of December 31, 2017 amounted to $13.2 million with approximately 20% of that revenue coming from government grants. We may pursue additional research and development grants, if and when available, for the purpose of developing new products and improving current products.

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

Increased peak demand for power also has exposed weaknesses in the existing power grid. In high-cost, high-demand states, such as California, public utilities have instituted peak demand charges as a way to ration power during periods of peak demand and to incentivize commercial and industrial customers to shift their power consumption to off-peak times. At the same time, both the Federal and certain state governments have created incentive programs to encourage the development and implementation of alternative energy sources, such as solar and wind power, which has the adverse consequence of making peak demand more difficult to forecast and satisfy. Strains on the electric grid have resulted in significant brown-outs and black-outs that have heightened awareness of the vulnerabilities of the existing system. As a result, power consumers are turning to new technologies to manage their energy consumption, lower costs and assure a reliable source of supply. We believe that distributed generation with advanced power conversion systems, such as our PPSA™ products, is becoming an increasingly important element of this new infrastructure.

In response to these changes in the market for electrical power, a number of technologies have been developed to enable users to more effectively manage their consumption and, one of these technologies, energy storage systems, has emerged as an increasingly attractive way to mitigate the instabilities and market inefficiencies caused by these emerging power grid realities. For example, a commercial business can shift energy usage from peak to non-peak times by installing a battery energy storage system, or BESS. The commercial business can use electricity generated during off-peak hours to charge the BESS and then use the stored power to satisfy all or part of its demand during peak hours. Similarly, a commercial business can install a solar power system to generate power for use either immediately upon generation or for storage in a BESS for later use.

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

Our Technology

PPSA™ uses indirect power flow in which power flows through input switches and is temporarily stored in our proprietary AC link inductor. Our proprietary fast switching algorithms enable the transfer of quantum packets of power between ports in our system. As the AC link becomes charged, it disconnects from its input switches, resonates without being connected to either the input or output switches, and then reconnects to its output switches when it reaches the correct voltage and frequency for the application. PPSA™ is a power conversion technology that differentiates itself from traditional power conversion technology in key product metrics, such as size and weight while providing built-in isolation and bi-directional and multi-port capabilities. At December 31, 2017, we had been granted 38 US patents and five foreign patents related to PPSA™.

Figure 1: Schematic of PPSA™ Process

Traditional power conversion systems use continuous power flow that relies on relatively heavy and expensive magnetic components and bulk capacitors. Many of these traditional systems have custom hardware for specific applications By contrast, our conversion technology eliminates the majority of the passive components of traditional power conversion systems, including the separate isolation transformer and most of the inductors and bulk capacitors.

We believe PPSA™ offers several key advantages over traditional technologies, such as:

•	Bi-directional: PPSA™ is inherently bi-directional enabling power flow in both directions. For example, one PPSA™-based power converter could be used to both charge and discharge batteries.

•	Built-in Isolation: PPSA™-based power converters have built-in isolation and thus do not require an isolation transformer which adds cost, size and weight and reduces the efficiency of battery energy storage systems.

•	Multi-Port Capabilities: PPSA™ architecture enables multiple AC and/or DC sources and uses to be connected together in one power converter, minimizing total system cost for tying together, for example, DC solar PV and DC batteries to the AC grid.

•	Scalability/Flexibility: PPSA™ is made from standard industry components, is battery agnostic and software driven, thus providing scalability that enables rapid development cycles for new products and new applications. This same functionality provides ultimate flexibility for customers globally as it is capable of power conversion in both 50Hz and 60Hz AC environments.

•	Size and Weight: PPSA™ reduces size and weight by eliminating passive components such as isolation transformers, inductors and bulk capacitors. Reduced sized and weight result in lower transportation and installation costs. Our fully isolated 30kW power conversion systems weighs less than 150 pounds. By contrast, similar transformer-based 30kW power conversion systems typically weigh over 600 pounds.

Products

We currently sell several power conversion systems, or PCS, utilizing our patented PPSA™ technology. These products are described as follows:

•	The 30kW Stabiliti™ series has two product offerings, two-port (AC-DC) and multi-port (AC-DC-DC) models, which are both UL1741 Supplement A, or UL1741 SA, certified. These products are intended to be used in the stand-alone energy storage and microgrid markets. They are bi-directional and operate in both grid-tied and grid-forming modes with near seamless transfer between operating modes. Grid-forming mode provides customers the ability to form and manage a microgrid. The products operate in both 50Hz and 60Hz environments.

•	The 30kW SunDial™ and the 30kW SunDial Plus™, which are also UL1741 SA certified, are intended to be used for the commercial and industrial grid-tied solar and solar plus storage markets. The SunDial™ is a PV string inverter which is field upgradable through the addition of a drop-in second DC port to connect batteries to a solar PV array. The SunDial Plus™ includes the PV inverter and the second DC battery port in one package. These products both include a built-in 6 string PV combiner and DC disconnects and are grid-tied, AC export only.

Future Innovations

Bi-Directional Switches

Our existing products incorporate multiple insulated gate bipolar transistors (“IGBTs”), which are power switches used in the process to convert power from one current form to another. IGBTs switch power in only one direction (DC to AC or AC to DC) and require the use of a blocking diode to prevent power from flowing back through the system. To enable our existing products to perform bi-directional power conversion, for each IGBT and diode used in our products, we must include a second IGBT and diode. These additional components have slight voltage drops that affect the electrical efficiency of our products and generate heat that must be dissipated. We have patented and are developing a new, highly efficient power switch called a bi-directional bipolar transistor, or B-TRAN™, that we believe will allow us to substitute one B-TRAN™ for two pairs of IGBTs and diodes used in our current products and is also a potential replacement for conventional power switches in the broader power semiconductor market.

Based on third party device software simulations and initial prototype testing, we believe that the B-TRANs™ can significantly improve electrical efficiency in our power converters. The higher efficiency would substantially reduce the heat generated by the operation of our products. As a result, products incorporating B-TRANs™ will require less space for heat dissipation which would allow us to increase power density, or power per pound, and reduce material costs.

In 2016, one of our semiconductor fabricators successfully tested single-sided B-TRAN™ silicon dies and the results were consistent with third party simulations that predict significant performance and efficiency improvements over conventional power switches such as SCRs, IGBTs and MOSFETs. In the second half of 2017, we shifted our focus to de-risking the proof of concept phase of the B-TRAN™ development timeline, as this phase of development was taking longer than anticipated due to the complexity of manufacturing complicated, two-sided power semiconductor devices. To facilitate this, we engaged a second semiconductor fabricator, on a parallel path, to produce a less complex to manufacture B-TRAN™ on an accelerated schedule for proof of concept and initial testing. In the first quarter of 2018, we successfully completed proof of concept testing of double-sided B-TRAN™ prototypes, validating the ability to make B-TRAN™ semiconductor power switches using conventional silicon semiconductor fabrication equipment and processes. Test results on the standard double-sided prototypes measured B-TRAN™ electrical losses at less than 40% that of conventional power switches such as silicon IGBTs. The results of this testing will be incorporated into the B-TRAN™ design and their manufacturing process. With the double-sided transistor behavior and low conduction losses confirmed, the next step is to incorporate planned corrections and improvements in the manufacturing process followed by the fabrication of prototype engineering samples for potential customers and partners.

We plan to first utilize the B-TRAN™ in our own power conversion products and then introduce it into the multi-billion dollar power semiconductor market utilizing a licensing model. We believe our new B-TRAN™ technology can potentially address a significant portion of the power semiconductor market that currently relies on power semiconductor devices such as IGBTs. Potential addressable markets for B-TRAN™-based products include solar photovoltaic inverters, microgrid power conversion systems, electric vehicle drivetrains, bi-directional energy storage, solid-state DC and AC contactors and breakers, variable frequency drives and other power conversion and control applications that could benefit from B-TRAN™’s enhanced switching performance. At December 31, 2017, we have 28 US and seven foreign issued patents covering the operation, control and manufacturing of the B-TRAN™ device.

Business Strategy

Our business strategy is to promote and expand the uses of PPSA™ initially through product development and product sales. To bring our products to market, we will seek out best-in-class partners who will distribute, white-label or integrate our innovative products into higher value systems resulting in multiple strategic sales channels for our PPSA™-based products and product designs. Although our primary market is the United States, we will increasingly target markets outside the United States as early as 2018. As our products gain broader acceptance in the power conversion market, we intend to license our proprietary PPSA™-based product designs to OEMs within our target markets, as well as license our technologies for other markets which we do not plan to enter directly. The basis for this approach is the belief that OEMs may achieve higher product margins and gain more market share by providing PPSA™-based products, which are differentiated from the traditional product offerings in the industry, to their customers. We believe such strategic relationships with key OEM licensees would enable us to reap the benefits of PPSA™ and gain market share more quickly than by strictly manufacturing and distributing our products.

Target Markets

Currently, our primary markets are solar + storage and, to a lesser extent, microgrids. We also intend to be opportunistic with regard to the stand-alone energy storage market. Prior to 2017, our primary market was the stand-alone energy storage market but we shifted our strategic focus in early 2017 to solar + storage as that market leverages the mature and global solar market while the nascent stand-alone energy storage market has been slow to develop.

Solar + Storage and Microgrid Markets

Solar PV has one of the lowest levelized costs of energy for new electrical generation capacity and we expect this to remain true in the near term. We expect distributed PV to continue to be a high growth business as system costs have fallen dramatically over the past several years. Accordingly, we expect the economics of generating PV for local consumption to remain strong for several more years, especially given the investment tax credit, or ITC, extension passed by Congress and signed into law in 2015 for solar energy production. Our SunDial™ products were launched to directly address this market. One shortcoming of distributed, behind-the-meter PV systems is that they require connection to the utility power grid in order to operate. For example, a business with PV on its roof will not, in most cases, benefit from the ability to generate power should the utility power grid go down. Another shortcoming of distributed PV systems is the instability they cause on the local power lines. Utility power grids were not designed to manage power inflow from the end of the lines. Asa result, distributed generation sources can lead to wide swings in line voltages when clouds pass and power output falls off, requiring the utility to ramp up its power generation to make up for the shortfall in solar. We believe the proliferation of PV, its intermittency and the elimination of net metering in many states may drive growth in the solar + storage market.

Whether for emergency backup power or for baseload generation in remote locations with weak or no electric grids, microgrids are an emerging business case for solar paired with energy storage. A distributed PV system connected to a BESS that includes one of our Stabiliti™ multi-port PCS enable a business to benefit from the ability to form and manage a local microgrid powered by the PV system and BESS even when the utility power grid is down. This capability is attractive to electricity consumers who need to power critical loads even in a blackout. Our Stabiliti™ PCS are also equipped to meet evolving utility requirements for low voltage ride-through and other key operating parameters, which may enable the PV and BESS it connects to the grid to help stabilize the utility power grid when voltage or frequency fluctuates due to imbalances in load and supply. In remote locations where there is no reliable electric grid or a dependence on diesel generators, which may be as diverse as a military battlefield or remote tropical island resort, or in locations where local electric rates are high due to aging and inefficient generation technology, a trend towards self-generation microgrids is developing. These sites can use solar, batteries and other forms of generation all brought together by one or more of our Stabiliti™ PCS to form and manage a microgrid using maximum solar generation for lowest cost. As such, we believe our products may become increasingly attractive to co-locate BESS with distributed PV.

According to their research, IHS believes that systems will be deployed in two principal configurations. One configuration is to have separate BESS and PV systems tied together through the AC wiring, which is supported by our current and legacy products. A second, emerging configuration is to place the BESS and the PV system behind a single PCS with two DC inputs. Our Stabiliti™ and SunDial™ Plus were designed specifically to enable this configuration which we believe is the lower cost and more efficient configuration. By tying the solar and batteries together as a DC-coupled system, the batteries become eligible for the Federal Investment Tax Credit, or ITC, and accelerated depreciation further enhancing the project economics. A key unique feature of the SunDial™’s patented technology is its ability to be deployed first as a standard commercial PV inverter and later be upgraded in the field to bring energy storage into the PV system using the same inverter. We believe this is the only product in the market today to have this unique field-upgrade capability for pairing solar with energy storage in one inverter.

Stand-Alone Energy Storage Market

The stand-alone energy storage market is served by BESS. BESS are racks of batteries coupled with a system controller and a power conversion system, such as those manufactured by us, to enable electric power to be captured, stored, and used in conjunction with electric power grids. These systems can be large, megawatt-scale systems operated by utilities to better manage their system resources, or smaller kilowatt-scale systems used by businesses and designed to enable these businesses to manage their power use and mitigate utility imposed "peak demand charges", which are charges utilities levy on their business customers for delivery of power at peak usage times of the day, such as mid-afternoons in the summer. The growth of peak demand charges has been substantial over the past decade and now can make up 50% or more of a commercial utility bill in certain markets. This is a trend that is likely to continue as more intermittent resources are added to the utility power grid causing grid instability. Utilities and aggregators of distributed generation resources are also expected to adopt BESS due to the proliferation of renewables and to take advantage of additional value streams such as energy arbitrage, frequency regulation and ancillary services, infrastructure upgrade deferral and locational capacity.

There are strong economic incentives available to commercial and industrial consumers in major US markets such as California and New York in the form of reduced time-of-use and/or demand charges for installing a BESS and managing when power is drawn from the grid or reducing peak consumption. There is also strong regulatory support for such systems. For example, California has issued a mandate for over 1,800 megawatts of new energy storage to be installed by 2020. Other states, including New York and Massachusetts, have also recently issued mandates for energy storage and we expect this trend to continue.

We expect the cost of commercial and industrial BESS to continue to decline due primarily to lower battery costs and, as a result, expect significant expansion in the addressable market for these systems. We also believe the combination of lower BESS costs, third-party financing, increases in utility demand charges, and the entrance of large, established companies to the BESS space may contribute to accelerating market growth for stand-alone energy storage.

Other Markets

Although our technology may be suitable for other vertical markets within the global power conversion market landscape, we do not currently offer products for sale directly to other power conversion markets such as the variable-frequency drive (“VFD”), uninterruptible power supply, rail, wind or electric vehicle (“EV”) traction drive markets.

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

Intellectual Property

We rely on a combination of patents, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with our employees and others, to establish and protect our intellectual property rights. In addition, the software that is shipped with our products is encrypted. As of December 31, 2017, we have 66 US and 12 foreign issued patents. We also had approximately 60 additional pending U.S. and international patent applications. We expect to continue to build our patent estate for both our core power conversion technology, our bi-directional switch technology and other technological developments that broaden the scope of our technology platform.

Customers

While we have historically been reliant on a small number of customers, our customer based expanded in 2017 and only one customer represented greater than 10% of our net revenues. For the year ended December 31, 2017, Sharp Corporation accounted for 15% of net revenues. For the year ended December 31, 2016, Sonnen Inc. and Gexpro accounted for 44% of net revenues.

Sales and Marketing

We sell our products primarily to systems integrators for installation as part of a larger turn-key system providing end users with a complete solution for managing their energy consumption. Before a system integrator agrees to specify our products in their systems, the integrator engages in a lengthy and time-consuming process of testing and evaluating our equipment for use, which typically takes from a few months to as long as a year. Our products have also historically been sold through distribution channel partners and, although we do not currently have any active distribution partners, we may utilize distribution partners in the future.

For certain geographic markets and applications, we may seek to enter into licensing agreements that would enable licensees to build our products for sale in local markets or we may license product designs to global brands for specific applications. In 2016, we entered into our first licensing agreement for our SunDial™ with Flex Ltd. (Nasdaq: Flex). NEXTracker Inc., a Flex company, will sell the SunDial™ as part of its NX Flow solar plus storage tracker.

Manufacturing and Supply

We use contract manufacturers to manufacture our products to our specifications. We have an agreement with our contract manufacturer pursuant to which they manufacture our products pursuant to issued purchase orders. This agreement provides us with a moderate degree of rescheduling and cancellation flexibility. The agreement, executed in 2017, has a three-year term and renews annually thereafter unless terminated. We believe there are many contract manufacturers that are qualified to manufacture our products to our specifications.

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

Backlog

Our backlog was approximately $0.2 million at December 31, 2017. The Company defines backlog as consisting of accepted orders from customers for which a product delivery schedule has been specified. The purchased orders comprising backlog are not cancelable in most cases and such orders do not typically provide price protection. Nevertheless, deliveries against received purchase orders may be rescheduled within negotiated parameters and our backlog may therefore not be indicative of the level of future sales. As our initial target markets are new or, in the case of the stand-alone energy storage market, did not grow as expected over the last two years, we have seen a trend where customers are not placing orders covering extended time periods such as six months or a year but are instead placing orders by project or by quarter. This trend results in lower backlog for us until such time that the market starts to mature and market growth is more stable and/or predictable.

Competition

We will compete against well-established incumbent power conversion technology providers, including PV inverter companies that already operate at a large scale in the PV market, as these competitors enter our target markets and, specifically, the commercial and industrial segment of these target markets. We expect that these power conversion technology providers will base their products on current technologies, described below, although we continue to monitor the competitive landscape for offerings or potential offerings based on new technologies. To date, we are not aware of any offerings or potential offerings based on new methods of power conversion other than our PPSA™ products.

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

Transformerless PV Inverters: Transformerless PV solar inverters are a special class of power conversion system applicable only to PV arrays. They have become a popular choice in the market for PV applications, as they are lighter and more efficient than transformer based inverters. These transformerless inverters are one-way (DC to AC) inverters, and provide no electrical isolation. PV systems are not required to be electrically isolated in most electrical code jurisdictions. These PV inverters are not directly applicable to markets that require electrical isolation. Key providers of transformerless PV inverters include companies such as SMA Solar Technology AG, or SMA, Huawei Technologies Co., Ltd., or Huawei, and SolarEdge Technologies Inc.

Research and Development Costs

Research and development costs are presented as a line item under operating expenses and are expensed as incurred. Total research and development costs incurred during the years ended December 31, 2017 and 2016 amounted to $4.2 million and $5.2 million, respectively.

Employees

As of February 28, 2018, we have 19 employees, all of whom are full-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

Industry Certifications

Industry certifications are generally required for our products. The main certification requirement is conformance to UL1741 Supplement A, or UL1741 SA, which specifies standards for grid and product safety for grid-connected generation equipment, including the power conversion systems made by us. A National Recognized Testing Laboratory, or NRTL, must certify our products for conformance to UL1741 SA before our customers may install and use our products in grid-tied applications in the United States. We utilize Underwriters Laboratories, or UL, for our certification requirements.

The European Union, or EU, Japan and certain other major jurisdictions have different certification test procedures, but generally test for similar safety and performance capabilities. Local certifications are likely to be required to sell our products outside of the United States for many applications. To date, we have not received any international certifications on our products but have deployed products in a few instances in foreign countries as demonstrations, test projects in laboratories or microgrid applications which may be exempt from the certification requirements. We currently do not have plans to start the certification process in any international market in 2018.

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

Since inception, we have sustained approximately $56 million in net losses and we had a net loss for the year ended December 31, 2017 of approximately $10 million. We expect to have operating losses at least until such time as we have developed a substantial and stable revenue base. We cannot assure you that we can develop a substantial and stable revenue base or achieve or sustain profitability on a quarterly or annual basis in the future.

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

The stand-alone energy storage, solar + storage, microgrid and related industries are emerging and evolving markets which may make it difficult to evaluate our future prospects and which may lead to period to period variability in our operating results. Our products are based on unique technology which we believe offers significant advantages to our customers, but the markets we serve are in a relatively early stage of development and it is uncertain how rapidly they will develop. It is also uncertain whether our products will achieve high levels of demand and acceptance as these markets grow. If companies in the industries we serve do not perceive or value the benefits of our technologies and products, or if they are unwilling to adopt our products as alternatives to traditional power conversion solutions, the market for our products may not develop or may develop more slowly than we expect, which could significantly and adversely impact our operating results.

We may also be subject to business cycles. The timing, length, and volatility of these business cycles may be difficult to predict. These markets may be cyclical because of sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, the availability and amount of government incentive programs, inventory levels relative to demand, and access to affordable capital. These changes may affect the timing and amounts of customers’ purchases and investments in technology, and materially affect our orders, net sales, operating expenses, and net income. For example, during 2016, we experienced a significant decline in revenues compared to 2015 as a result of delays in awards under California’s Self-Generation Incentive Program, or SGIP, which provides economic incentives for energy storage projects. The California Public Utility Commission, or CPUC, delayed announcing the 2016 awards as it examined and ultimately revised the award solicitation process and other aspects of the SGIP. The revised SGIP was not finalized until July 1, 2016, which delayed the determination of project winners and the processing of the related awards. These delays not only caused a temporary disruption in the market, as awarded projects are typically not commissioned and installed until many months after the award is granted, but also contributed to an overall stagnation in the California market for stand-alone energy storage that continued throughout 2017. If delays occur in the future under the SGIP or other governmental incentives or these programs prove ineffective or burdensome, our revenues may be delayed or reduced.

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

The life cycles of our products depend upon the rapidly evolving industries for which our products are designed. Products with short life cycles require us to closely manage our production and inventory levels. Inventory may also become obsolete because of adverse changes in market demand. We may in the future be adversely affected by obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products or shorter than anticipated product life cycles due to changes in product designs necessitated by market factors or changes to regulatory standards and/or requirements. In addition, certain customers in early markets may change their strategy, exit our target markets and/or go out of business; therefore, some of our product inventory may become obsolete and, thus, adversely affect our business, operating results and financial condition. As an example, we recorded charges of $334,889 and $673,102 in 2016 and 2017, respectively, for excess and obsolete inventory in connection with the end-of-life, or EOL, of our IBC-30 battery converter and first generation 125kW product. In addition, although we did not record a charge for excess and obsolete inventory in connection with the EOL of our second generation 30kW product, we did discontinue this product in 2017. Challenges in managing EOL situations or lower than expected sales prior to the EOL of our products could result in material charges related to excess and obsolete inventory and our business, financial condition, or results of operations may be materially and adversely affected.

To date we have had a limited number of customers. We cannot assure you that our customer base will increase.

We had revenue from one customer that accounted for 15% of net revenue for the year ended December 31, 2017. The Company had an accounts receivable balance from three customers that accounted for 60% of net trade receivables at December 31, 2017. As we sell our products to a limited number of customers, we cannot assure you that our customer base will expand or that any decline in net revenue attributable to customer losses will be replaced in a timely manner.

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

If we lost title to the United States as a result of any of these events, we would have to pay to license the inventions, if needed, from the United States to manufacture the bi-directional switch. If we were unable to license those inventions from the United States, it could slow down our product development.

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

We believe that our current cash and working capital resources will be sufficient to fund our operations for at least the next twelve months. If we are unable to generate sufficient cash flow from our operations to fund our future working capital needs, we will be required to obtain additional financing to continue our operations and execute our business plan. We may not be able to obtain such financing on commercially reasonable terms or at all. If we are unable to obtain such financing when needed, our business could fail.

 The macro-economic environment in the United States and abroad has adversely affected, and may in the future adversely affect, our ability to raise capital, which may potentially impact our ability to continue our operations.

As a company with limited revenues to date, we have relied on raising funds from investors to support our research and development activities and our operations. Macro-economic conditions in the United States and abroad may result in a tightening of the credit markets and/or less capital available for small public companies, which may make it more difficult to raise capital. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations or even cease operating altogether.

We are subject to credit risks.

Some of our customers may experience financial difficulties and/or may fail to meet their financial obligations to us. As a result, we may incur charges for bad debt provisions related to some trade receivables. In addition, in connection with the growth of the renewable energy market and other markets for our products, we are gaining new customers, some of which have relatively short histories of operations, are located outside the United States or are newly formed companies. As a result, it is difficult to ascertain financial information in order to appropriately extend credit to these customers. Further, the volatility in the renewable energy market may put additional pressure on our customers’ financial positions, as they may be required to respond to large swings in revenue. The renewable energy industry has also, from time to time, seen an increasing amount of bankruptcies and reorganizations as the availability of financing has diminished. Although none of our customers filed for bankruptcy in 2017, one customer filed for bankruptcy in 2016 and another customer filed for bankruptcy in 2015. In addition, we are currently pursuing legal action against KACO new energy, Inc. for its failure to pay us for product shipped in December 2016. On March 23, 2018, we received a judgment of garnishment to recover funds from KACO new energy, Inc. held by Chase Bank in the amount of $203,121.

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

We currently offer, and expect to continue to offer, a warranty with respect to our products and a design warranty with respect to licensing agreements. Due to our limited long-term history of operating data, our warranty reserve is estimated based on engineering judgment and third-party assessments of our product reliability. If our products have component malfunctions or design defects, the accumulated cost of warranty claims could be significant. If the cost of warranty claims exceeds any reserves we may establish for such claims, our results of operations and financial condition could be adversely affected. In 2017, we recorded incremental charges of $283,457 to increase our reserves for warranty claims and may have other potentially material incremental charges in the future.

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

If our business develops as expected, we anticipate that we may grow rapidly in the near future. Our failure to properly manage any such rapid growth could have a material adverse effect on our ability to retain key personnel. Our expansion could also place significant demands on our management, supply chain, operations, systems, accounting, internal controls and financial resources. If we experience difficulties in any of these areas, we may not be able to expand our business successfully or effectively manage our growth. Any failure by management to manage growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.

Backlog may not result in revenue.

We define backlog as consisting of accepted orders from customers for which an expected product delivery schedule has been specified. The purchase orders comprising backlog are not cancelable in most cases and such orders generally do not provide price protection. Nevertheless, deliveries against received purchase orders may be rescheduled within negotiated parameters or canceled in certain limited instances and our backlog may, therefore, not be indicative of revenues in any given period. From time to time, our backlog is highly concentrated with a limited number of customers. If any of these customers change their strategy, exit our target markets and/or go out of business, our backlog would be materially adversely impacted.

In particular, there is significant uncertainty around the pace and timing of growth in both the solar + storage market and the stand-alone energy storage market. For the solar + storage market, a new market, companies are beginning to install their first systems or developing their product offerings. For the stand-alone energy storage market, the customer representing a majority of our backlog in 2015 and 2016 exited the system integration business for commercial and industrial stand-alone energy storage. This customer exit had a material adverse impact on our backlog and we are currently evaluating whether to pursue legal action against this customer for unfulfilled orders.

Risks Relating to the Industry

The electric power conversion industry is competitive, has a number of well-financed incumbents and may see a significant number of new market entrants. We cannot guarantee that we can compete successfully.

We may compete against providers of PCS that are well established and have substantially greater assets, including manufacturing, marketing, and financial assets. These incumbents also have strong market share and name brand recognition in the industry. Potential competitors include ABB, Ltd., Eaton Corporation plc, Huawei , SMA , and Schneider Electric SE. Pricing and servicing, as well as the general quality, efficiency and reliability of products, are significant competitive criteria in this industry. New market entrants may offer competitive new technologies and products, and will contribute to significant price competition.

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

Our ability to achieve our cost reduction goals now and in the future and maintain pricing at or near the level of our competitors is critical to our long-term success and the viability of our business as, over the long-term, price is a key competitive criteria in the power electronics industry. Additionally, price competition may result in lower than expected margins for our products which would adversely affect our business prospects, financial condition and operating results.

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

The current market for, and we believe that near-term growth of, energy-related technologies, including power conversion technology, relies and will continue to rely on the availability and size of government and economic incentives and grants (including, but not limited to, the U.S. ITC and various state and local incentive programs). These incentive programs could be challenged by utility companies, or for other reasons found to be unconstitutional, and/or could be reduced or discontinued for other reasons. The reduction, elimination, or expiration of government subsidies and economic incentives would harm our business.

A combination of utility rate structures and government subsidies that encourage the use of alternative energy sources is a primary driver of demand for our products. For example, public utilities are often allowed to collect demand charges on commercial and industrial customers in addition to traditional usage charges. In addition, the federal government and many states encourage the use of alternative energy sources through a combination of direct subsidies and tariff incentives such as net metering for users that use alternative energy sources such as solar power. California also encourages alternative energy technology through its SGIP which offers rebates for businesses and consumers who adopt certain new technologies. As a result of these incentives, we believe that a substantial portion of the products we have sold have been for use by end customers in California. Other states have similar incentives and mandates which encourage the adoption of alternative energy sources. Notwithstanding the adoption of other incentive programs, we expect that California will be the most significant market for the sale of our products in the near term for stand-alone energy storage applications. Should California or another state in which we derive a substantial portion of our product revenues in the future change its utility rate structure or delay, eliminate or significantly reduce its incentive programs, demand for our products could be substantially affected, which would adversely affect our business prospects, financial condition and operating results.

For example, in 2016, we experienced a material decline in revenues compared to 2015 as a result of delays in awards under California’s SGIP, which provides economic incentives for energy storage projects. Awards under the SGIP were delayed as the California Public Utility Commission, or CPUC, examined and ultimately revised the award solicitation process and other aspects of the SGIP. The revised SGIP was not finalized until July 2016, which delayed the determination of project winners and the processing of the related awards. These delays not only caused a temporary disruption in the market, as awarded projects are typically not commissioned and installed until many months after the award is granted, but also contributed to an overall stagnation in the California market for stand-alone storage that continued throughout 2017. Political changes, disruptions or gridlock, or reviews or revisions of previously announced incentive programs or procedures for making awards or administering such programs could have a material adverse impact on our financial results and future prospects.

Changes to the National Electrical Codes could adversely affect our technology and products.

Our products are installed by system integrators that must meet the National Electrical Codes, or NEC, standards, including using equipment that meets industry standards such as UL1741 SA. The NEC standards address the safety of these systems. The NEC standards, along with the UL1741 SA and IEEE1547 requirements, continue to evolve and are subject to change. If we respond to these changing standards and requirements more slowly than our competitors, or if we are unable to meet new standards and requirements, our products will be less competitive.

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

Growth in our target markets largely depends on the continued decline in battery prices.

Our initial target markets of solar + storage and stand-alone energy storage and are early stage markets. Growth in these markets is highly dependent on a continued decline in battery prices as batteries represent the largest component of system cost. Any disruption in the supply of batteries resulting in higher than expected battery pricing or stagnation in the level of price declines for batteries could result in slower than expected growth in our target markets and, as a result, could have a material adverse effect on our sales and our business.

New technologies in the alternative energy industry may supplant our current products and technology in this market, which would harm our business and operations.

The alternative energy industry is subject to rapid technological change. Our future success will depend on the cutting-edge relevance of our technology, and thereafter on our ability to appropriately respond to changing technologies and changes in function of products and quality. If new technologies supplant our power conversion technology, our business would be adversely affected and we will have to revise our plan of operation.

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

We have the right to issue, and have in the past issued, shares of preferred stock. If we were to issue additional preferred stock, it may have rights, preferences and privileges that may adversely affect the common stock.

We are authorized to issue 10,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could reduce the voting rights and powers of the common stock and the portion of our assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of the common stock we are offering. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of the investors in the common stock offered hereby. We cannot assure you that we will not, under certain circumstances, issue shares of our preferred stock. At December 31, 2017, we had 1,518,430 shares of non-voting preferred stock outstanding inclusive of 708,430 non-voting shares of preferred stock sold to certain investors pursuant to a private placement of common stock, preferred stock and warrants to purchase common stock completed in March 2017.

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

As a public company reporting to the Securities and Exchange Commission, or the SEC. we incur significant legal, accounting and other expenses. We are subject to reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel are required to devote a substantial amount of time to these and other new compliance initiatives. In addition, we believe these rules and regulations may make it more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage in the future. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, on our board committees or as executive officers.

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

At December 31, 2017, we had 13,996,121 shares of common stock outstanding and 1,518,430 shares of preferred stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act, various vesting agreements, our insider trading policy and/or any applicable 10b5-1 trading plan. Shares that are not beneficially owned by our affiliates and employees generally can be freely sold in the public market, subject in some cases to restrictions under Rule 144.

At December 31, 2017, we had 8,837,315 potentially dilutive shares outstanding and we may grant additional options, stock-based awards and/or warrants in the future. If our stock price rises, the holders of vested options, stock-based awards or warrants may exercise their options, stock-based awards and/or warrants and sell a large number of shares. Any sale of a substantial number of shares of our common stock may have a material adverse effect on the market price of our common stock.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. Currently, a number of securities analysts publish reports on us on a regular basis. If any of the analysts who cover us now or in the future issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

Our principal office is located at 4120 Freidrich Lane, Suite 100, Austin, Texas 78744. We lease 14,782 square feet of office and laboratory space under a triple net lease. The lease commenced on June 1, 2014 and has a term of 48 months.

ITEM 3:	LEGAL PROCEEDINGS

On May 17, 2017, the Company provided Libra Industries, Inc. (Libra), its prior contract manufacturer, notice that it was in breach of the Master Supply Agreement (MSA) between the parties. On May 19, 2017, the Company received notice from Libra that the Company was allegedly in breach of the MSA. On June 23, 2017, the Company received a Notice of Arbitration from Libra alleging claims against the Company and demanding recovery for alleged damages. On July 13, 2017, the Company responded to Libra with a Notice of Defense and Counterclaim. The arbitration is governed in accordance with the CPR International Institute for Conflict Prevention and Resolution Rules for Non-Administered Arbitration by a sole arbitrator, and the parties agreed on an arbitrator in August 2017. On January 11, 2018, the Company deposed representatives of Libra. On March 7, 2018 and March 8, 2018, Libra deposed representatives of the Company. The arbitration hearing is scheduled for April 23, 2018 to April 25, 2018 in Travis County, Texas. At this time, the Company is unable to estimate the possible loss, if any, associated with this proceeding. At December 31,2017, the Company recorded a $100,000 accrual based on a settlement offer made by the Company to Libra. This charge is reflected within the general and administrative line item of the statement of operations.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted under the symbol IPWR on the NASDAQ Capital Market. The table below presents the range of high and low sales prices of our common stock for the years ended December 31, 2017 and 2016.

High and low sales prices
	High	Low
Fiscal year ended December 31, 2017
First quarter	$3.86	$2.00
Second quarter	$3.25	$2.03
Third quarter	$3.29	$1.91
Fourth quarter	$2.85	$1.10
Fiscal year ended December 31, 2016
First quarter	$8.13	$3.90
Second quarter	$6.63	$3.73
Third quarter	$5.60	$4.48
Fourth quarter	$5.60	$2.97

As of March 23, 2018 we had 157 shareholders of record. The name, address and telephone number of our stock transfer agent is Corporate Stock Transfer, Inc., 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado 80209, (303) 282-4800.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Recent Issuances of Unregistered Securities and Use of Proceeds

On January 27, 2017, we issued 26,743 shares of common stock to an option holder in connection with the exercise of stock options. The per share exercise price was $0.416675. We relied on the exemption provided by Section 4(a)(2) of the Securities Act to issue the common stock.

On March 3, 2017, we closed on a definitive securities purchase agreement to sell to certain accredited investors our common stock and preferred stock together with warrants to purchase shares of common stock, or the Private Placement. In the Private Placement, each share of common stock or preferred stock was sold together with a warrant to purchase one share of common stock at a collective price of $2.535. Investors purchased an aggregate of 5,220,826 shares of common stock and 708,430 shares of preferred stock together with warrants to purchase 5,929,256 shares of common stock in the Private Placement for aggregate gross proceeds of $15.0 million. The warrants have an exercise price of $2.41 per share, are non-exercisable for the first six months and will expire three years from the date of issuance. We filed a Registration Statement on Form S-3 covering the resale of the registrable securities on March 31, 2017 with the SEC which was declared effective on April 21, 2017. We relied on the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor under Rule 506(b) of the Securities Act.

Net cash proceeds were $13.7 million after offering fees and expenses, including the placement agent fee of $1.1 million. The placement agent also received 237,170 warrants to purchase shares of common stock as part of its placement agent fee. The placement agent warrant has an exercise price of $2.89 per share, is non-exercisable for 12 months and has a three-year term. We have been utilizing, and expect to continue to utilize, the net proceeds from the offering for working capital and general corporate purposes.

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

Overview

Ideal Power is located in Austin, Texas. We design, market and sell electrical power conversion products using our proprietary technology called Power Packet Switching Architecture™, or PPSA™. PPSA™ is a power conversion technology that improves upon existing power conversion technologies in key product metrics, such as size and weight while providing built-in isolation and bi-directional and multi-port capabilities. PPSA™ utilizes standardized hardware with application specific embedded software. Our products are designed to be used in both on-grid and off-grid applications. Our advanced technology is important to our business and we make significant investments in research and development and protection of our intellectual property. Our PPSA™ and bi-directional switch technologies are protected by a patent portfolio of 66 US and 12 foreign issued patents at December 31, 2017.

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

We were founded on May 17, 2007. To date, operations have been funded primarily through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt. Total revenue generated from inception to date as of December 31, 2017 amounted to $13.2 million with approximately 20% of that revenue coming from government grants. We may continue to pursue research and development grants, if and when available, for the purpose of developing new products and improving current products.

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

Intangible Assets.  Our intangible assets are primarily related to patents. We capitalize legal costs and filing fees, if any, associated with obtaining patents on our new inventions or other intangible assets. Once the asset has been issued or placed in service, we amortize these costs over the shorter of the legal life (generally a maximum of 20 years) or its estimated economic life using the straight-line method.

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

Risk-free interest rate — The risk-free interest rate is based on the implied yield available on US Treasury securities at the time of grant with an equivalent term of the expected life of the award.

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

Results of Operations

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

Revenues.   Revenues for the year ended December 31, 2017 of $1,212,270 were $416,470, or 26%, lower than the $1,628,740 we earned in revenues for the year ended December 31, 2016. The decrease was the result of lower sales into our initial target market of stand-alone energy storage. We have shifted our focus primarily to solar + storage as we believe this market is beginning to transact and meaningful revenue growth may be achievable for us in this market in the future

Cost of Revenues.   Cost of revenues increased by $301,970, or 16%, to $2,241,682 for the year ended December 31, 2017 compared to $1,939,712 for the year ended December 31, 2016. The increase was due to $338,213 higher excess and obsolete, or E&O, charges, including inventory impairments, and $167,009 higher adjustments to the Company's warranty accrual, both related to legacy products, partially offset by lower sales volumes.

Gross (Loss).   Gross loss for the year ended December 31, 2017 was $1,029,412 compared to a gross loss of $310,972 for the year ended December 31, 2016 due to lower revenues and higher E&O charges and warranty accrual adjustments .

Research and Development Expenses.   Research and development expenses decreased by $1,040,087, or 20%, to $4,184,905 in the year ended December 31, 2017 from $5,224,992 in the year ended December 31, 2016. The decrease was due primarily to lower costs associated with bi-directional power switch development and lower personnel costs in connection with a cost reduction plan initiated in April 2017.

General and Administrative Expenses.    General and administrative expenses increased by $45,912, or 1%, to $3,789,852 in the year ended December 31, 2017 from $3,743,940 in the year ended December 31, 2016. The increase was due primarily to higher patent impairments and a litigation accrual partially offset by lower executive bonuses and professional fees.

Sales and Marketing Expenses.    Sales and marketing expenses decreased by $288,716, or 17%, to $1,448,517 in the year ended December 31, 2017 from $1,737,233 in the year ended December 31, 2016. The decrease was due primarily to lower stock compensation expense and legal expenses, partially offset by higher bad debt expense.

Loss from Operations.   Due to the decrease in operating expenses, our loss from operations for the year ended December 31, 2017 was $10,452,686 or 5% lower than the $11,017,137 loss from operations for year ended December 31, 2016.

Interest Income.  Interest income decreased to $17,588 for the year ended December 31, 2017 compared to $36,046 for the year ended December 31, 2016.

Net Loss  As a result of the decrease in our loss from operations, our net loss for the year ended December 31, 2017, was $10,435,098 as compared to a net loss of $10,981,091 for the year ended December 31, 2016.

Liquidity and Capital Resources

We currently do not generate enough revenue to sustain our operations. We have funded our operations through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt.

As of December 31, 2017 and 2016, we had cash and cash equivalents of $10,022,247 and $4,204,916, respectively. Our net working capital and long-term debt at December 31, 2017 were $9,247,272 and $0, respectively.

Operating activities in the year ended December 31, 2017 resulted in cash outflows of $7,415,539, which were due to the net loss for the period of $10,435,098 offset by stock-based compensation of $1,108,359, inventory impairment charges of $760,785, depreciation and amortization of $451,547 and other non-cash items of $526,936 as well as favorable balance sheet timing of $171,932. Operating activities in the year ended December 31, 2016 resulted in cash outflows of $10,098,653, which were due to the net loss for the period of $10,981,091 and unfavorable balance sheet timing of $1,364,473, offset by stock-based compensation of $1,517,545, depreciation and amortization of $406,639 and other non-cash items of $322,727.

Investing activities in the year ended December 31, 2017 and 2016 resulted in cash outflows of $434,030 and $750,992, respectively, for the acquisition of fixed assets and intangible assets.

In the second quarter of 2017, we implemented a cost reduction plan with the goal of reducing our cash outflows for operating and investing activities. This plan included the simplification of our product roadmap for the balance of 2017 to focus on our 30kW SunDial™ and Stabiliti™ products for the solar + storage and microgrid markets and the elimination of activities that did not present significant near-term revenue opportunities. In addition, we discontinued our legacy products, including our 125kW product, and postponed our development and certification efforts related to international markets and electric vehicle fast charging. These changes have resulted, and we believe will continue to result, in a reduced cash burn in advance of our expected revenue growth.

Financing activities in the year ended December 31, 2017 resulted in cash inflows of $13,666,900 related primarily to our Private Placement net proceeds of $13,657,331. In the Private Placement, each share of common stock or preferred stock was sold together with a warrant to purchase one share of common stock at a collective price of $2.535. Investors purchased an aggregate of 5,220,826 shares of common stock and 708,430 shares of preferred stock together with warrants to purchase 5,929,256 shares of common stock in the Private Placement for aggregate gross proceeds of $15.0 million. Net cash proceeds were $13.7 million after offering fees and expenses, including the placement agent fee of $1.1 million. Other financing activities in the years ended December 31, 2017 and 2016 resulted in cash inflows of $9,569 and $32,275, respectively, relating primarily to the exercise of stock options and warrants.

On December 1, 2014, we filed a Form S-3 shelf registration statement with the SEC. The registration statement became effective on April 27, 2015 and expires on April 27, 2018. The shelf registration statement allows us to offer up to an aggregate $75 million of common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof and provides us with the flexibility over three years to potentially raise additional equity in a public or private offering on commercial terms. At December 31, 2017, our availability under this registration statement was $58 million.

Inflation

We do not believe that inflation has had a material impact on our business and operating results during the periods presented, and we do not expect it to have a material impact in the near future, although there can be no assurances that our business will not be affected by inflation in the future.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Trends, Events and Uncertainties

Research and development of new technologies is, by its nature, unpredictable. Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that our working capital of $9,247,272 as of December 31, 2017 will be sufficient to enable us to develop our technology to the extent needed to create future sales to sustain operations as contemplated herein. If our working capital is insufficient for this purpose, we will consider other options to continue our path to commercialization, including, but not limited to, additional financing through follow-on stock offerings, debt financing, co-development agreements, curtailment of operations, suspension of operations, sale or licensing of developed intellectual property, or other alternatives.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ideal Power Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ideal Power, Inc. (the "Company") as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Liquidity

Since its inception, the Company has generated limited revenues from the sale of its products and has incurred significant losses from its operations. The Company has financed its operations primarily through the sale of its common stock. The Company’s continued operations are dependent upon its ability to obtain adequate sources of funding through future sales, follow-on stock offerings, debt financing, co-development agreements, sale or licensing of developed intellectual property or alternatives. There can be no assurances that the Company will be successful in achieving its long-term plans.

/s/ Gumbiner Savett Inc.

We have served as the Company's auditor since 2013.

March 30, 2018

Santa Monica, California

IDEAL POWER INC.

Balance Sheets

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$10,022,247	$4,204,916
Accounts receivable, net	221,084	378,658
Inventories, net	251,363	1,245,147
Prepayments and other current assets	283,208	312,593
Total current assets	10,777,902	6,141,314

Property and equipment, net	669,571	936,486
Intangible assets, net	2,082,014	1,905,556
Other assets	37,500	17,920
Total assets	$13,566,987	$9,001,276
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$449,475	$346,767
Accrued expenses	1,081,155	1,149,129
Total current liabilities	1,530,630	1,495,896

Long-term liabilities	456,234	265,418
Total liabilities	1,986,864	1,761,314

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,518,430 shares issued and outstanding at December 31, 2017	1,518	--
Common stock, $0.001 par value; 50,000,000 shares authorized; 13,998,465 shares issued and 13,996,121 shares outstanding at December 31, 2017 and 9,560,896 shares issued and 9,559,213 shares outstanding at December 31, 2016, respectively	13,998	9,561
Additional paid-in capital	67,081,359	52,310,481
Treasury stock, at cost; 2,344 shares at December 31, 2017 and 1,683 shares at December 31, 2016, respectively	(7,489)	(5,915)
Accumulated deficit	(55,509,263)	(45,074,165)
Total stockholders’ equity	11,580,123	7,239,962
Total liabilities and stockholders’ equity	$13,566,987	$9,001,276

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statements of Operations

	For the Year Ended December 31,
	2017	2016

Product revenue	$1,212,270	$1,628,740
Cost of product revenue	2,241,682	1,939,712
Gross loss	(1,029,412)	(310,972)

Operating expenses:
Research and development	4,184,905	5,224,992
General and administrative	3,789,852	3,743,940
Sales and marketing	1,448,517	1,737,233
Total operating expenses	9,423,274	10,706,165
Loss from operations	(10,452,686)	(11,017,137)
Interest income	17,588	36,046
Net loss	$(10,435,098)	$(10,981,091)

Net loss per share – basic and fully diluted	$(0.79)	$(1.15)

Weighted average number of shares outstanding – basic and fully diluted	13,223,229	9,548,381

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statement of Stockholders’ Equity

For the Years Ended December 31, 2017 and 2016

	Common Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2015	9,550,544	$9,550	—	$—	$50,757,414	1,000	$(2,657)	$(34,093,074)	$16,671,233
Exercise of options and warrants	10,352	11	—	—	35,522	—	—	—	35,533
Common stock tendered to pay taxes on restricted stock vesting	—	—	—	—	—	683	(3,258)	—	(3,258)
Stock-based compensation	—	—	—	—	1,517,545	—	—	—	1,517,545
Net loss for the year ended December 31, 2016	—	—	—	—	—	—	—	(10,981,091)	(10,981,091)
Balances at December 31, 2016	9,560,896	$9,561	—	$—	$52,310,481	1,683	$(5,915)	$(45,074,165)	$7,239,962
Shares issued in offering, net of issuance costs	5,220,826	5,221	708,430	708	13,651,402	—	—	—	13,657,331
Exercise of options and warrants	26,743	26			11,117	—	—	—	11,143
Common stock to preferred stock exchange	(810,000)	(810)	810,000	810	—	—	—	—	—
Common stock tendered to pay taxes on restricted stock vesting	—	—	—	—	—	661	(1,574)	—	(1,574)
Stock-based compensation	—	—	—	—	1,108,359	—	—	—	1,108,359
Net loss for the year ended December 31, 2017	—	—	—	—	—	—	—	(10,435,098)	(10,435,098)
Balances at December 31, 2017	13,998,465	$13,998	1,518,430	$1,518	$67,081,359	2,344	$(7,489)	$(55,509,263)	$11,580,123

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,435,098)	$(10,981,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	192,693	85,375
Write-down of inventory	760,785	72,823
Depreciation and amortization	451,547	406,639
Write-off of fixed assets	54,261	47,560
Write-off of capitalized patents	279,982	116,969
Stock-based compensation	1,108,359	1,517,545
Decrease (increase) in operating assets:
Accounts receivable	(35,119)	408,841
Inventories	232,999	(679,993)
Prepaid expenses and other assets	9,805	(16,238)
Increase (decrease) in operating liabilities:
Accounts payable	102,708	(992,061)
Accrued expenses	(138,461)	(85,022)
Net cash used in operating activities	(7,415,539)	(10,098,653)
Cash flows from investing activities:
Purchase of property and equipment	(155,613)	(391,088)
Acquisition of intangible assets	(278,417)	(359,904)
Net cash used in investing activities	(434,030)	(750,992)
Cash flows from financing activities:
Net proceeds from issuance of common stock	13,657,331	—
Exercise of options and warrants	11,143	35,533
Payment of taxes related to restricted stock vesting	(1,574)	(3,258)
Net cash provided by financing activities	13,666,900	32,275
Net increase (decrease) in cash and cash equivalents	5,817,331	(10,817,370)
Cash and cash equivalents at beginning of year	4,204,916	15,022,286
Cash and cash equivalents at end of year	$10,022,247	$4,204,916

The accompanying notes are an integral part of these financial statements.

Ideal Power Inc.

Notes to Financial Statements

Note 1 — Organization and Description of Business

Ideal Power Inc. (the “Company”) was incorporated in Texas on May 17, 2007 under the name Ideal Power Converters, Inc. The Company changed its name to Ideal Power Inc. on July 8, 2013 and re-incorporated in Delaware on July 15, 2013. With headquarters in Austin, Texas, it develops power conversion solutions with a focus on solar + storage, microgrid and stand-alone energy storage applications. The principal products of the Company are 30-kilowatt power conversion systems, including 2-port and multi-port products.

Since its inception, the Company has generated limited revenues from the sale of products and has financed its research and development efforts and operations primarily through the sale of common stock and, prior to its initial public offering, the issuance of convertible debt. The Company’s continued operations are dependent upon its ability to obtain adequate sources of funding through future revenues, follow-on stock offerings, debt financing, co-development agreements, sale or licensing of developed intellectual property or other alternatives.

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

Accounts Receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition. In limited instances, the Company may require an upfront deposit and, in most cases, the Company charges interest on past due amounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible, customer payment history and any other customer-specific information that may impact the evaluation of the specific customer’s credit. Accounts are considered for write-off when they become past due and it is determined that the probability of collection is remote. The allowance for doubtful accounts was $178,399 and $85,375 at December 31, 2017 and 2016, respectively.

Inventories

Inventories are stated at the lower of cost (first in, first out method) or market value. Inventory quantities on hand are reviewed regularly and a write-down for excess and obsolete inventory is recorded based primarily on an estimated forecast of product demand, market conditions and anticipated production requirements in the near future. There was a $120,443 and $59,969 reserve for excess and obsolete inventory at December 31, 2017 and 2016, respectively, related to component parts not anticipated to have a future use.

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

Impairment of Long-Lived Assets

The long-lived assets, consisting of property and equipment and intangible assets, held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was an impairment in the value of long-lived assets in the amount of $334,243 and $164,529 during the years ended December 31, 2017 and 2016, respectively.

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

In 2016, the Company recorded a long-term liability for the estimated present value of future payments under a licensing agreement. In 2017, the Company recorded an adjustment to increase the long-term liability due to an increase in the future payments due under this licensing agreement. The Company determined the discount rate to estimate the present value of the future payments based on the applicable treasury rates. The Company's long-term liability is classified within Level 3. See Footnote 7 and Footnote 13 for more details regarding the licensing agreement. The Company did not identify any other assets and liabilities that are required to be presented in the balance sheets at fair value.

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

Product Warranties

The Company generally provides a ten-year limited warranty on its products except for its product for the solar + storage market for which the Company provides a five-year limited warranty. Accruals for product warranties are estimated based upon limited historical warranty experience, engineering experience and judgment, and third-party assessments of the reliability of the Company’s products. Accruals for product warranties are recorded in cost of product revenue at the time revenue is recognized in order to match revenues with related expenses. The Company assesses the adequacy of its estimated warranty liability quarterly and adjusts the reserve, included in accrued expenses, as necessary. The Company recorded warranty accrual adjustments of $283,457 and $116,448 for the years ended December 31, 2017 and 2016, respectively. Warranty adjustments could be material in the future if estimates differ significantly from actual warranty experience.

Research and Development

Research and development costs are presented as a line item under operating expenses and are expensed as incurred.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. At December 31, 2017 and 2016, the Company has established a full reserve against all deferred tax assets.

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

Net Loss Per Share

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of equity awards and warrants using the treasury stock method. In periods with a net loss, no common share equivalents are included because their effect would be anti-dilutive. At December 31, 2017 and 2016, potentially dilutive shares outstanding amounted to 8,837,315 and 3,006,357, respectively.

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

The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers. Credit is extended to customers based on an evaluation of their financial condition. In limited instances, the Company may require an upfront deposit. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information.

The Company had revenue from one customer that accounted for 15% of product revenue for the year ended December 31, 2017, and revenue from two customers that accounted for 44% of product revenue for the year ended December 31, 2016. The Company had an accounts receivable balance from three customers that accounted for 60% and two customers that accounted for 78% of trade receivables at December 31, 2017 and 2016, respectively.

Recently Adopted Standard

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The standard replaced most existing revenue recognition guidance in U.S. GAAP when it became effective on January 1,2018 and permits the use of either the retrospective or cumulative effect transition method. The Company believes the standard will not have a material effect on the Company’s financial statements, nor require an adjustment to the opening balance of retained earnings at January 1, 2018, the date of initial adoption.

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

Note 3 — Accounts Receivable

Accounts receivable, net consisted of the following:

	December 31,
	2017	2016
Trade receivables	$378,894	$430,278
Other receivables	20,589	33,755
	399,483	464,033
Allowance for doubtful accounts	(178,399)	(85,375)
	$221,084	$378,658

At December 31, 2017, the allowance for doubtful accounts represents trade receivables from two customers as it was determined that the probability of collection of the receivables is remote. During the year ended December 31, 2017, the Company collected $15,475 of its previously reserved receivables and wrote-off $98,850 of its allowance for doubtful accounts. Except for the write-off of previously reserved receivables, the changes in the allowance for doubtful accounts are reflected within the sales and marketing line item of the statement of operations.

Note 4 — Inventories

Inventories, net consisted of the following:

	December 31,
	2017	2016
Raw materials	$222,436	$363,195
Finished goods	149,370	941,921
	371,806	1,305,116
Reserve for obsolescence	(120,443)	(59,969)
	$251,363	$1,245,147

In 2017, the Company recorded a net charge of $673,102 for excess and obsolete inventory in connection with the end-of-life of the Company’s legacy products. The excess and obsolete inventory charge was net of a cash recovery of $12,891 for inventory that was reserved in the year ended December 31, 2016. The net charge is reflected within the cost of product revenue line item of the statement of operations. In 2017, the Company also recorded a non-cash charge of $74,792 in connection with the write-down of component inventory utilized in research and development activities. This charge is reflected within the research and development line item of the statement of operations.

Note 5 — Prepayments and Other Current Assets

Prepayments and other current assets consisted of the following:

	December 31,
	2017	2016
Prepaid insurance	$160,926	$172,163
Prepaid software	61,689	68,682
Other	60,593	71,748
	$283,208	$312,593

Note 6 — Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2017	2016
Machinery and equipment	$1,013,133	$894,228
Building leasehold improvements	395,335	395,335
Furniture, fixtures, software and computers	218,571	228,011
	1,627,039	1,517,574
Accumulated depreciation and amortization	(957,468)	(581,088)
	$669,571	$936,486

Note 7 — Intangible Assets

Intangible assets, net consisted of the following:

	December 31,
	2017	2016
Patents	$1,554,268	$1,556,204
Other intangible assets	732,175	470,870
	2,286,443	2,027,074
Accumulated amortization	(204,429)	(121,518)
	$2,082,014	$1,905,556

At December 31, 2017 and 2016, the Company had capitalized approximately $472,928 and $678,410, respectively, for costs related to patents that have not been awarded. During the years ended December 31, 2017 and 2016, the Company wrote-off $279,982 and $116,969, respectively, in previously capitalized patent costs. In 2017, the Company rationalized its pending patent portfolio to focus exclusively on the highest value opportunities to extend the duration or expand the scope of patent protection for its technology.

In 2017, a U.S. patent was issued associated with licensing agreements and the Company recorded an intangible asset and corresponding long-term liability for the estimated present value of future payments of $261,303. The Company is amortizing the capitalized costs over the remaining term of the agreements. For further discussion of the licensing agreements, see Note 13.

Amortization expense amounted to $83,280 and $63,666 for the years ended December 31, 2017 and 2016, respectively. Amortization expense for the succeeding five years and thereafter is $96,485 (2018-2022) and $1,126,659 (thereafter).

Note 8 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2017	2016
Accrued compensation	$247,343	$519,485
Warranty reserve	426,115	335,893
Other	407,697	293,751
	$1,081,155	$1,149,129

 The changes in warranty reserve were as follows:

	2017	2016
Balance, beginning of the year	$335,893	$358,296
Provisions for warranty	364,335	222,408
Warranty payments	(274,113)	(244,811)
Balance, end of the year	$426,115	$335,893

Note 9 — Equity

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

As a result of the exchange and Private Placement, in the year ended December 31, 2017, the Company issued 1,518,430 shares of the Company's Series A Convertible Preferred Stock.

Note 10 — Equity Incentive Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved shares of common stock for issuance under the Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.

At December 31, 2017, there were 877,352 shares of common stock available for issuance under the Plan.

During the year ended December 31, 2017, the Company granted 83,625 stock options to Board members and 84,100 stock options to employees under the Plan. The estimated fair value of these stock options, calculated using the Black-Scholes option valuation model, was $296,107, of which $172,962 was recognized during the year ended December 31, 2017.

During the year ended December 31, 2017, 96,000 performance stock units (“PSUs”) were forfeited by an employee as the continued service conditions were not achieved at the time of the employee's termination. The PSUs were initially granted in 2015 and, due to the forfeiture, the Company reversed $174,804 of stock-based compensation expense in 2017.

During the year ended December 31, 2017, 26,743 options to purchase shares of the Company’s common stock were exercised resulting in net cash proceeds of $11,143. These options were not granted under the Plan.

As permitted by SAB 107, management utilizes the simplified approach to estimate the expected term of stock options, which represents the period of time that options granted are expected to be outstanding. The riskfree interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant. The volatility is estimated based on the historical volatilities of comparable companies. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

The assumptions used in the Black-Scholes model are as follows:

	For the year ended December 31,
	2017	2016
Average risk-free interest rate	2.16%	1.55%
Expected dividend yield	—%	—%
Expected life	5.31 to 6.25 years	5.31 to 6.25 years
Expected volatility	65%	55%

A summary of the Company’s stock option activity and related information is as follows:

	2017			2016
	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1	1,385,204	$6.89	7.5	1,332,323	$6.94	8.4
Granted	167,725	$2.99		96,138	$5.95
Exercised	(26,743)	$0.42		(4,607)	$5.00
Forfeited/Expired/Exchanged	(293,950)	$7.14		(38,650)	$6.68
Outstanding at December 31	1,232,236	$6.44	6.8	1,385,204	$6.89	7.5
Exercisable at December 31	910,436	$6.52	6.6	862,354	$6.56	7.2

The following table sets forth additional information about stock options outstanding at December 31, 2017:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Options Exercisable
$2.23 – $5.00	318,170	7.2	$3.65	226,495
$5.01 – $7.50	453,528	6.5	$6.96	340,078
$7.51 – $8.27	460,538	6.9	$7.86	343,863
	1,232,236			910,436

The estimated aggregate pretax intrinsic value (the difference between the Company’s stock price on the last day of the year ended December 31, 2017 and the exercises price, multiplied by the number of vested in-the-money options) is $0. This amount changes based on the fair value of the Company’s stock.

As of December 31, 2017, there was $933,492 of unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 0.9 years.

Note 11 — Warrants

During the year ended December 31, 2017 and in connection with the Private Placement, investors received warrants to purchase 5,929,256 shares of common stock. The warrants have an exercise price of $2.41 per share and expire three years from the date of issuance. The placement agent also received 237,170 warrants to purchase shares of common stock as part of its placement agent fee. The placement agent warrant has an exercise price of $2.89 per share, is non-exercisable for 12 months and has a three-year term from the date of issuance. The warrants contain a provision to protect investors from potential future dilutive events, or a down-round provision. The Company elected to early adopt ASU 2017-11 and will recognize the value of the effect of the down-round provision, if and/or when triggered.

The warrants were sold with shares of common stock for $2.535 per unit. The unit price was allocated to the warrants and common stock based upon the pro rata fair market value of the securities, with the warrants valued using the Black-Scholes model. The allocated fair value of the warrants was estimated to be $4.7 million on the date of issuance. In addition, the placement agent warrant was valued at $249,440 on the date of issuance.

The assumptions used in the Black-Scholes model for these warrants are as follows:

Average risk-free interest rate	1.59%
Expected dividend yield	—%
Expected life	3 years
Expected volatility	65%

A summary of the Company’s warrant activity and related information is as follows:

	2017		2016
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 1	1,398,653	$4.57	1,408,002	$4.57
Granted	6,166,426	$2.43	—	$—
Exercised	—	$—	(9,349)	$3.48
Forfeited/Expired	(84,000)	$6.25	—	$—
Outstanding at December 31	7,481,079	$2.79	1,398,653	$4.57

The placement agent warrant was not exercisable until March 3, 2018. Otherwise, no warrants were unvested at December 31, 2017. The weighted average remaining life is 2.1 years.

Note 12 — Income Taxes

Income taxes are disproportionate to income due to net operating loss carryforwards, which are fully reserved. As of December 31, 2017, the Company has federal net operating loss carryforwards of approximately $43 million which will begin to expire in 2031. Management has concluded that it is more likely than not that the Company will not have sufficient foreseeable taxable income within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2017 and 2016.

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016
Current deferred income tax assets:
Inventory – uniform capitalization	$11,000	$104,000
Accrued compensation and other	93,000	136,000
Less: valuation allowance	(104,000)	(240,000)
	$—	$—
Non-current deferred income tax assets and (liabilities):
Net operating loss	$8,995,000	$11,319,000
Research and development credit	18,000	18,000
Warranty reserve	89,000	114,000
Warrants issued for services	45,000	73,000
Depreciation and amortization	47,000	17,000
Exercise of options and warrants	(33,000)	(50,000)
Stock based compensation	680,000	830,000
Intangibles and other	(466,000)	(666,000)
Less: valuation allowance	(9,375,000)	(11,655,000)
Net non-current deferred tax assets	$—	$—

The Company has applied the provisions of FASB ASC 740, Income Tax, which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At December 31, 2017 and 2016, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of December 31, 2017, and 2016, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to tax in the United States (“U.S.”) and files tax returns in the U.S. federal and certain state jurisdictions. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2013. The Company currently is not under examination by any tax authority.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

	For the Year Ended December 31,
	2017	2016
Statutory federal income tax rate	(34)%	(34)%
Stock based compensation	1	2
Tax Reform	56	—
Valuation allowance	(23)	32
	—%	—%

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act contains significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing for certain business assets, (iii) the one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) the repeal of the domestic production deduction, (v) additional limitations on the deductibility of interest expense and (vi) expanded limitations on executive compensation.

The key impact of the Tax Act on the Company’s financial statement for the year ended December 31, 2017, was the re-measurement of deferred tax balances to the new corporate tax rate. In order to calculate the effects of the new corporate tax rate on the Company’s deferred tax balances, ASC 740 “Income Taxes” (“ASC 740”) required the re-measurement of the Company’s deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances are expected to reverse in the future. The re-measurement of deferred tax balances resulted in a net reduction in deferred tax assets of $5.9 million offset with a corresponding adjustment to the valuation allowance.

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

At December 31, 2017, the remaining annual base rent commitments under the lease is as follows:

For the year ended December 31,	Amount
2018	$68,736

 Rent expense incurred for the years ended December 31, 2017 and 2016 amounted to $234,160 and $224,308 respectively.

License Agreement

In 2015, the Company entered into licensing agreements which expire on February 7, 2033. Per the agreements, the Company has an exclusive royalty-free license associated with semiconductor power switches which enhances its intellectual property portfolio. The agreements include both fixed and variable payments. The variable payments are a function of the number of associated patent filings pending and patents issued under the agreements. The Company will pay $10,000 for each patent filing pending and $20,000 for each patent issued within 20 days of December 21st of each year of the agreement, up to a maximum of $100,000 per year (i.e. five issued patents).

Through December 31, 2017, two patents associated with the agreements were issued. At December 31, 2017 and 2016, the corresponding long-term liability for the estimated present value of future payments under the licensing agreement was $456,234 and $265,418, respectively.  The Company is accruing interest for future payments related to the issued patents associated with the agreement. This long-term liability incurred in connection with these patent issuances is a non-cash investing activity with regard to the Company’s statements of cash flows.

Legal Proceedings

On May 17, 2017, the Company provided Libra Industries, Inc. (Libra), its prior contract manufacturer, notice that it was in breach of the Master Supply Agreement (MSA) between the parties. On May 19, 2017, the Company received notice from Libra that the Company was allegedly in breach of the MSA. On June 23, 2017, the Company received a Notice of Arbitration from Libra alleging claims against the Company and demanding recovery for alleged damages. On July 13, 2017, the Company responded to Libra with a Notice of Defense and Counterclaim. The arbitration is governed in accordance with the CPR International Institute for Conflict Prevention and Resolution Rules for Non-Administered Arbitration by a sole arbitrator and the parties agreed on an arbitrator in August 2017. On January 11, 2018, the Company deposed representatives of Libra. On March 7, 2018 and March 8, 2018, Libra deposed representatives of the Company. The arbitration hearing is scheduled for April 23, 2018 to April 25, 2018 in Travis County, Texas. At this time, the Company is unable to estimate the possible loss, if any, associated with this proceeding. At December 31,2017, the Company recorded a $100,000 accrual based on a settlement offer made by the Company to Libra. This charge is reflected within the general and administrative line item of the statement of operations.

Note 14 — Retirement Plan

The Company has a defined contribution retirement plan covering all of its employees. Under the plan, Company contributions are discretionary. No discretionary contributions were made by the Company in the years ended December 31, 2017 and 2016.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) or 15d-15(d) of the Act during the three months ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
R. Daniel Brdar	58	Chief Executive Officer, President and Director
Timothy W. Burns, CPA	43	Chief Financial Officer, Secretary and Treasurer
Lon E. Bell, Ph.D.	77	Chairman of the Board
David B. Eisenhaure	72	Director
Michael C. Turmelle	58	Director

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information, as of December 31, 2017, regarding the 2013 Equity Incentive Plan, or the Plan, under which our equity securities are authorized for issuance to officers, directors, employees, consultants, independent contractors and advisors.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,055,341	(1)	$6.42	877,352	(2)

(1)	This amount includes performance stock units, or PSUs, granted to employees.
(2)	The aggregate number of shares reserved for issuance under the Plan will not be subject to future increases, absent shareholder approval of an increase in the securities authorized for issuance under the Plan.

The rest of the information required by this item is incorporated by reference from our Definitive Proxy Statement.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 30th day of March, 2018.

IDEAL POWER INC.

By:	/s/ R. Daniel Brdar
R. Daniel Brdar,
Chief Executive Officer

By:	/s/ Timothy Burns
Timothy Burns,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2018	/s/ R. Daniel Brdar
R. Daniel Brdar,
Chief Executive Officer
(principal executive officer),
President and Director

Dated: March 30, 2018	/s/ Timothy Burns
Timothy Burns,
Chief Financial Officer
(principal financial and accounting officer),
Secretary and Treasurer

Dated: March 30, 2018	/s/ Lon Bell
Lon E. Bell, Ph.D., Chairman of the Board

Dated: March 30, 2018	/s/ David Eisenhaure
David B. Eisenhaure, Director

Dated: March 30, 2018	/s/ Michael Turmelle
Michael C. Turmelle, Director

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Delaware Certificate of Conversion including Certificate of Incorporation (1)
3.2	Bylaws of Ideal Power Inc. (1)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (6)
4.1	Underwriter’s Warrant (1)
4.2	Registration Rights Agreement by and among Company and the Investors party thereto, dated February 24, 2017 (6)
4.2	Form of Investor Warrant (6)
10.1	Form of Lock-Up Agreement (1)
10.2	Form of Warrant issued by the registrant to investors in the offering completed on July 17, 2012 (1)
10.3	Form of Warrant issued by the registrant to investors in the offering completed on August 31, 2012 (1)
10.4	Form of Replacement Warrant issued by the registrant to investors in the offering completed on August 31, 2012 (1)
10.5	Form of Warrant issued by the registrant to investors in the offering completed on November 21, 2012 (1)
10.6	Warrant issued to MDB Capital Group, LLC (MDB-1) dated November 21, 2012 (1)
10.7	Warrant issued to MDB Capital Group, LLC (MDB-2) dated November 21, 2012 (1)
10.8	Form of Warrant issued by the registrant to investors in the offering completed on July 29, 2013 (1)
10.9	Ideal Power Inc. 2013 Amended and Restated Equity Incentive Plan (5)
10.10	Addendum to Warrant issued to MDB Capital Group, LLC (MDB-1) dated July 10, 2013 (1)
10.11	Addendum to Warrant issued to MDB Capital Group, LLC (MDB-2) dated July 10, 2013 (1)
10.12	Form of Addendum to Stock Purchase Warrant (Series A) (1)
10.13	Form of Addendum to Stock Purchase Warrant (Series B) (1)
10.14	Employment Agreement between the registrant and R. Daniel Brdar (2) +
10.14.1	Amendment No. 1 to Employment Agreement between the registrant and R. Daniel Brdar dated September 16, 2014 (4) +
10.15	Non-Qualified Stock Option Award Agreement issued to R. Daniel Brdar (2) +
10.16	Lease Agreement between the Company and Agellan Commercial REIT U.S. L.P. dated March 24, 2014 (3)
10.17	Employment Agreement between the Company and William Alexander dated September 16, 2014 (4) +
10.18	Employment Agreement between the registrant and Timothy W. Burns dated September 16, 2014 (4) +
10.19	Purchase Agreement by and among Company and the Investors thereto dated February 24, 2017 (6)
10.20	Exchange Agreement by and among the Company and the common stockholders listed in Schedule 1 thereto dated February 24, 2017 (6)
10.21	Separation Agreement and General Release of All Claims between the Company and Ryan O’Keefe dated June 2, 2017 (7) +
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Included herein.
+	Indicates a contract with management.

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, file no. 333-190414, originally filed with the Securities and Exchange Commission on August 6, 2013, as amended.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2014.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2014.
(5)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2015.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2017.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2017.