Form 10-Q
period 2018-03-31
Ideal Power Inc.
filed 2018-05-15
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2018

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

As of May 11, 2018, the issuer had 13,996,121 shares of common stock, par value $.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,153,268	$10,022,247
Accounts receivable, net	152,716	221,084
Inventories, net	227,005	251,363
Prepayments and other current assets	251,146	283,208
Total current assets	8,784,135	10,777,902

Property and equipment, net	573,026	669,571
Intangible assets, net	2,088,428	2,082,014
Other assets	37,500	37,500
Total assets	$11,483,089	$13,566,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$299,730	$449,475
Accrued expenses	1,008,149	1,081,155
Total current liabilities	1,307,879	1,530,630

Other long-term liabilities	459,216	456,234
Total liabilities	1,767,095	1,986,864

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,518,430 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,518	1,518
Common stock, $0.001 par value; 50,000,000 shares authorized; 13,998,465 shares issued and 13,996,121 shares outstanding at March 31, 2018 and December 31, 2017, respectively	13,998	13,998
Additional paid-in capital	67,273,392	67,081,359
Treasury stock, at cost, 2,344 shares at March 31, 2018 and December 31, 2017, respectively	(7,489)	(7,489)
Accumulated deficit	(57,565,425)	(55,509,263)
Total stockholders’ equity	9,715,994	11,580,123
Total liabilities and stockholders’ equity	$11,483,089	$13,566,987

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2018	2017
Product revenue	$181,500	$275,670
Cost of product revenue	334,963	710,930
Gross loss	(153,463)	(435,260)

Operating expenses:
Research and development	757,783	1,190,169
General and administrative	891,988	905,963
Sales and marketing	254,243	541,533
Total operating expenses	1,904,014	2,637,665

Loss from operations	(2,057,477)	(3,072,925)

Interest income, net	1,315	4,541

Net loss	$(2,056,162)	$(3,068,384)

Net loss per share – basic and fully diluted	$(0.15)	$(0.28)

Weighted average number of shares outstanding – basic and fully diluted	13,991,121	10,879,690

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,056,162)	$(3,068,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	18,235	60,703
Write-down of inventory	(883)	348,793
Depreciation and amortization	113,808	113,068
Write-off of capitalized patents	10,873	559
Write-off of fixed assets	7,056	10,534
Stock-based compensation	192,033	384,329
Decrease (increase) in operating assets:
Accounts receivable	50,133	(247,512)
Inventories	25,241	44,491
Prepayments and other current assets	32,062	7,780
Increase (decrease) in operating liabilities:
Accounts payable	(149,745)	16,566
Accrued expenses	(70,024)	(116,648)
Net cash used in operating activities	(1,827,373)	(2,445,721)

Cash flows from investing activities:
Purchase of property and equipment	–	(4,378)
Acquisition of intangible assets	(41,606)	(72,376)
Net cash used in investing activities	(41,606)	(76,754)

Cash flows from financing activities:
Net proceeds from issuance of common stock	–	13,657,331
Exercise of options and warrants	–	11,143
Net cash provided by financing activities	–	13,668,474

Net increase (decrease) in cash and cash equivalents	(1,868,979)	11,145,999
Cash and cash equivalents at beginning of period	10,022,247	4,204,916
Cash and cash equivalents at end of period	$8,153,268	$15,350,915

The accompanying notes are an integral part of these condensed financial statements.

Ideal Power Inc.

Notes to Financial Statements

(unaudited)

Note 1 – Organization and Description of Business

Ideal Power Inc. (the “Company”) was incorporated in Texas on May 17, 2007 under the name Ideal Power Converters, Inc. The Company changed its name to Ideal Power Inc. on July 8, 2013 and re-incorporated in Delaware on July 15, 2013. With headquarters in Austin, Texas, it develops power conversion solutions with an initial focus on solar + storage, microgrid and stand-alone energy storage applications. The principal products of the Company are 30-kilowatt power conversion systems, including 2-port and multi-port products.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Balance Sheet at December 31, 2017 has been derived from the Company’s audited financial statements.

In the opinion of management, these financial statements reflect all normal recurring, and other adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

Recently Adopted Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The standard replaced most existing revenue recognition guidance in U.S. GAAP when it became effective on January 1, 2018. The adoption of this standard did not have a material effect on the Company’s financial statements, nor required an adjustment to the opening balance of accumulated deficit at January 1, 2018, the date of initial adoption. See Note 12 for a discussion of the Company’s revenue recognition policy.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), in order to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The updated standard is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of the standard did not have a significant effect on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. The amendments in this ASU are effective for public entities for fiscal years and interim periods beginning after December 15, 2017. The ASU is applied prospectively on and after the effective date. The standard did not have a material effect on the Company’s financial statements.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features and Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Per the ASU, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The ASU is effective for public entities for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company has elected to early adopt the ASU and will recognize the value of the effect of the down round provision, if and/or when triggered. The provision is associated with stock warrants issued as part of the Company's 2017 definitive securities purchase agreement, or the Private Placement. For more details regarding the 2017 Private Placement, see Note 9 and Note 11.

Recent Accounting Pronouncements

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

Management does not believe that any other recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Accounts Receivable

Accounts receivable, net consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Trade receivables	$307,892	$378,894
Other receivables	25,059	20,589
	332,951	399,483
Allowance for doubtful accounts	(180,235)	(178,399)
	$152,716	$221,084

The Company had receivable balances from four customers that accounted for 73% of net trade receivables at March 31, 2018.

Activity in the allowance for doubtful accounts was as follows:

Balance at December 31, 2017	$(178,399)
Write offs	16,399
Provisions	(18,235)
Balance at March 31, 2018	$(180,235)

Note 4 – Inventories

Inventories, net consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Raw materials	$193,445	$222,436
Finished goods	153,120	149,370
	346,565	371,806
Reserve for obsolescence	(119,560)	(120,443)
	$227,005	$251,363

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Machinery and equipment	$1,005,621	$1,013,133
Building leasehold improvements	395,335	395,335
Furniture, fixtures, software and computers	218,571	218,571
	1,619,527	1,627,039
Accumulated depreciation and amortization	(1,046,501)	(957,468)
	$573,026	$669,571

Note 6 – Intangible Assets

Intangible assets, net consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Patents	$1,585,001	$1,554,268
Other intangible assets	732,175	732,175
	2,317,176	2,286,443
Accumulated amortization	(228,748)	(204,429)
	$2,088,428	$2,082,014

Amortization expense amounted to $24,319 and $17,875 for the three months ended March 31, 2018 and 2017, respectively. Amortization expense for the succeeding five years and thereafter is $74,140 (2018), $98,853 (2019-2022) and $1,162,567 (thereafter).

At March 31, 2018 and December 31, 2017, the Company had capitalized $456,309 and $472,928, respectively, for costs related to patents that have not been awarded.

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Accrued compensation	$268,768	$247,343
Warranty reserve	478,521	426,115
Other	260,860	407,697
	$1,008,149	$1,081,155

Note 8 – Commitments and Contingencies

Lease

The Company has entered into a lease for 14,782 square feet of office and laboratory space located in Austin, Texas. The triple net lease has a term of 48 months and commenced on June 1, 2014. The annual base rent in the first year of the lease was $154,324 and increases by $3,548 in each succeeding year of the lease. In addition, the Company is required to pay its proportionate share of operating costs for the building. At March 31, 2018, the remaining annual base rent commitments under the lease are $27,495. The Company incurred rent expense of $57,802 and $57,656 for the three months ended March 31, 2018 and 2017, respectively.

License Agreement

In 2015, the Company entered into licensing agreements which expire on February 7, 2033. Per the agreements, the Company has an exclusive royalty-free license which enhances its intellectual property portfolio related to semiconductor power switches. The agreements include both fixed and variable payments. The variable payments are a function of the number of associated patent filings pending and patents issued under the agreements. The Company will pay $10,000 for each patent filing pending and $20,000 for each patent issued within 20 days of December 21, 2017 and each subsequent year of the agreement, up to a maximum of $100,000 per year (i.e. five issued patents). At March 31, 2018, two patents associated with the agreements had been issued and the corresponding long-term liability for the estimated present value of future payments under the licensing agreement is $459,216. The Company is accruing interest for future payments related to the issued patent associated with the agreement.

Legal Proceedings

The Company is in arbitration with Libra Industries, Inc.(Libra), its prior contract manufacturer, with both parties asserting claims against the other party. The arbitration hearing is April 23, 2018 to April 25, 2018 in Travis County, Texas. At this time, the Company is unable to estimate the possible loss, if any, associated with this proceeding. At March 31, 2018 and December 31, 2017, the Company recorded a $100,000 accrual based on an expired settlement offer made by the Company to Libra.

Note 9 — Common Stock

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

Note 10 — Equity Incentive Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved shares of common stock for issuance under the Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. At March 31, 2018, 860,544 shares of common stock were available for issuance under the Plan.

During the three months ended March 31, 2018, the Company granted 95,358 stock options to Board members under the Plan. The estimated fair value of these stock options, calculated using the Black-Scholes option valuation model, was $90,000, of which $22,500 was recognized during the three months ended March 31, 2018.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2017	1,232,236	$6.44	6.8
Granted	95,358	$1.56
Forfeited/Expired/Exchanged	(104,128)	$5.20
Outstanding at March 31, 2018	1,223,466	$6.16	6.9
Exercisable at March 31, 2018	928,196	$6.53	6.6

At March 31, 2018, there was $764,494 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.7 years.

Note 11 — Warrants

In connection with the Private Placement, investors received warrants to purchase 5,929,256 shares of common stock. The warrants have an exercise price of $2.41 per share and will expire three years from the date of issuance. The placement agent also received 237,170 warrants to purchase shares of common stock as part of its placement agent fee. The placement agent warrant has an exercise price of $2.89 per share and also has a three-year term. The warrants contain a provision to protect investors from potential future dilutive events, or a down-round provision. The Company elected to early adopt ASU 2017-11 and will recognize the value of the effect of the down-round provision if and/or when triggered. The Company had 7,481,079 warrants outstanding at both March 31, 2018 and December 31, 2017 with a weighted average exercise price of $2.79 per share. At March 31, 2018 all warrants are exercisable, although for the Company’s two largest beneficial owners their warrants may be exercised only to the extent that the total number of shares of common stock then beneficially owned by these shareholders does not exceed 9.99% of the outstanding shares of the Company’s common stock.

Note 12 — Revenue

Revenue Recognition

Revenue is recognized in accordance with ASC Topic 606 upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that typically are for products only although contracts could include various combinations of products and services, which are generally distinct and accounted for as separate performance obligations. Revenue is recognized net of taxes collected from customers, which are subsequently remitted to governmental authorities. The Company generally sells its products FOB shipping and recognizes revenue when products are shipped. Revenue from services, which consist of commissioning services, if any, is recognized as services are performed.

The Company had revenue from three customers which accounted for 31%, 19% and 15% of net revenue for the three months ended March 31, 2018 and revenue from three customers which accounted for 25%, 19% and 16% of net revenue for the three months ended March 31, 2017.

Deferred Revenues

We record deferred revenues when cash payments are received in advance of our performance. Based on our review of customer credit, we may require full or partial payment before the products or services are delivered to the customer.

Activity in the deferred revenue account was as follows:

Balance at December 31, 2017	$-
Deferral of revenue	17,350
Recognition of revenue	(17,350)
Balance at March 31, 2018	$-

Note 13 — Subsequent Events

Lease

On April 20, 2018, the Company entered into an amendment to the operating lease agreement for its current facilities which extended the lease term from May 31, 2018 to May 31, 2021. Future minimum payments under the lease, as amended, are as follows:

Year Ended December 31,	Amount
2018	$107,785
2019	189,086
2020	196,477
2021	83,149
$576,497

Legal Proceedings

On April 11, 2018, the Company received $203,121 pursuant to a Judgment of Garnishment dated March 23, 2018 and related to the non-payment of an overdue accounts receivable balance by a former customer of the Company. The judgment included the past due balance of $162,000 plus late fees and recovery of legal costs. At March 31, 2018, the Company had fully reserved the $162,000 balance in its allowance for doubtful accounts. The Company did not reverse the allowance for doubtful accounts at March 31, 2018 as the funds could be subject to clawback during the quarter ending June 30, 2018 if the former customer files for bankruptcy.

Realignment

On April 16, 2018, the Company realigned into two separate operating divisions: Power Conversion Systems to focus on its PPSA™ and B-TRAN to develop its Bi-directional bi-polar junction TRANsistor (B-TRAN™) solid state switch technology.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2017 financial statements and related notes included in our Annual Report on Form 10-K. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part II, Item 1A of this report.

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

We sell our products primarily to systems integrators as part of a larger turn-key systems which enable end users to manage their electricity consumption by reducing demand charges or fossil fuel consumption, integrating renewable energy sources and forming their own microgrid. Our products are made by contract manufacturers to our specifications, enabling us to scale production to meet demand on a cost-effective basis without requiring significant expenditures on manufacturing facilities and equipment. As our products establish a foothold in key power conversion markets, we may begin to focus on licensing our proprietary PPSA™-based product designs to OEMs to reach more markets and customers. We may seek to build a portfolio of relationships that generate license fees and royalties from OEMs for sales of their products which integrate PPSA™.

On April 16, 2018, the Company realigned into two separate operating divisions: Power Conversion Systems to focus on its PPSA™ and B-TRAN to develop its bi-directional bi-polar junction transistor (B-TRAN™) solid state switch technology.

We were founded on May 17, 2007. To date, operations have been funded primarily through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt. Total revenue generated from inception to date as of March 31, 2018 amounted to $13.4 million with approximately 20% of that revenue coming from government grants. We may pursue additional research and development grants, if and when available, for the purpose of developing new products and improving current products.

Power Conversion Systems Division

Our Technology

PPSA™ uses indirect power flow in which power flows through input switches and is temporarily stored in our proprietary AC link inductor. Our proprietary fast switching algorithms enable the transfer of quantum packets of power between ports in our system. As the AC link becomes charged, it disconnects from its input switches, resonates without being connected to either the input or output switches, and then reconnects to its output switches when it reaches the correct voltage and frequency for the application. PPSA™ is a power conversion technology that differentiates itself from traditional power conversion technology in key product metrics, such as size and weight while providing built-in isolation and bi-directional and multi-port capabilities. At March 31, 2018, we had been granted 38 US patents and five foreign patents related to PPSA™.

Products

We currently sell several power conversion systems, or PCS, utilizing our patented PPSA™ technology. These products are described as follows:

•	The 30kW Stabiliti™ series has two product offerings, two-port (AC-DC) and multi-port (AC-DC-DC) models, which are both UL1741 Supplement A, or UL1741 SA, certified. These products are intended to be used for the commercial and industrial stand-alone energy storage and microgrid markets, including solar plus storage microgrids. They are bi-directional and operate in both grid-tied and grid-forming modes with near seamless transfer between operating modes. Grid-forming mode provides customers the ability to form and manage a microgrid. The products operate in both 50Hz and 60Hz environments.

•	The 30kW SunDial™ and the 30kW SunDial Plus™, which are also UL1741 SA certified, are intended to be used for the commercial and industrial grid-tied solar and solar plus storage markets. The SunDial™ is a PV string inverter which is field upgradable through the addition of a drop-in second DC port to connect batteries to a solar PV array. The SunDial Plus™ includes the PV inverter and the second DC battery port in one package. These products both include a built-in 6 string PV combiner and DC disconnects and are grid-tied, AC export only. The products operate in both 50Hz and 60Hz environments.

Business Strategy

Our business strategy is to promote and expand the uses of PPSA™ initially through product development and product sales. To bring our products to market, we plan to seek out best-in-class partners who will distribute, white-label or integrate our innovative products into higher value systems resulting in multiple strategic sales channels for our PPSA™-based products and product designs. Although our primary market is the United States, we intend to increasingly target markets outside the United States beginning in 2018. As our products gain broader acceptance in the power conversion market, we intend to license our proprietary PPSA™-based product designs to OEMs within our target markets, as well as license our technologies for other markets which we do not plan to enter directly. The basis for this approach is the belief that OEMs may achieve higher product margins and gain more market share by providing PPSA™-based products, which are differentiated from the traditional product offerings in the industry, to their customers. We believe such strategic relationships with key OEM licensees would enable us to reap the benefits of PPSA™ and gain market share more quickly than by strictly manufacturing and distributing our products.

Target Markets

Currently, our primary markets are solar + storage and, to a lesser extent, microgrids. We also intend to be opportunistic with regard to the stand-alone energy storage market.

Solar + Storage and Microgrid Markets

Solar PV has one of the lowest levelized costs of energy for new electrical generation capacity and we expect this to remain true in the near term. We expect distributed PV to continue to be a high growth business as system costs have fallen dramatically over the past several years. Accordingly, we expect the economics of generating PV for local consumption to remain strong for several more years, especially given the investment tax credit, or ITC, extension passed by Congress and signed into law in 2015 for solar energy production. Our SunDial™ products were launched to directly address this market. One shortcoming of distributed, behind-the-meter PV systems is that they require connection to the utility power grid in order to operate. For example, a business with PV on its roof will not, in most cases, benefit from the ability to generate power should the utility power grid go down. Another shortcoming of distributed PV systems is the instability they cause on the local power lines. Utility power grids were not designed to manage power inflow from the end of the lines. As a result, distributed generation sources can lead to wide swings in line voltages when clouds pass and power output falls off, requiring the utility to ramp up its power generation to make up for the shortfall in solar. We believe the proliferation of PV, its intermittency and the elimination of net metering in many states may drive growth in the solar + storage market.

Whether for emergency backup power or for baseload generation in remote locations with weak or no electric grids, microgrids are an emerging business case for solar paired with energy storage. A distributed PV system connected to a battery energy storage system, or BESS that includes one of our Stabiliti™ multi-port PCS enable a business to benefit from the ability to form and manage a local microgrid powered by the PV system and BESS even when the utility power grid is down. This capability is attractive to electricity consumers who need to power critical loads even in a blackout. Our Stabiliti™ PCS are also equipped to meet evolving utility requirements for low voltage ride-through and other key operating parameters, which may enable the PV and BESS it connects to the grid to help stabilize the utility power grid when voltage or frequency fluctuates due to imbalances in load and supply. In remote locations where there is no reliable electric grid or a dependence on diesel generators, which may be as diverse as a military battlefield or remote tropical island resort, or in locations where local electric rates are high due to aging and inefficient generation technology, a trend towards self-generation microgrids is developing. These sites can use solar, batteries and other forms of generation all brought together by one or more of our Stabiliti™ PCS to form and manage a microgrid using maximum solar generation for lowest cost. As such, we believe our products may become increasingly attractive to co-locate BESS with distributed PV.

According to its research, IHS Markit Technology believes that systems will be deployed in two principal configurations. One configuration is to have separate BESS and PV systems tied together through the AC wiring, which is supported by our legacy products. A second, emerging configuration is to place the BESS and the PV system behind a single PCS with two DC inputs. Our Stabiliti™ and SunDial™ Plus were designed specifically to enable this configuration which we believe is the lower cost and more efficient configuration. By tying the solar and batteries together as a DC-coupled system, the batteries become eligible for ITC and accelerated depreciation further enhancing the project economics. A key unique feature of the SunDial™’s patented technology is its ability to be deployed first as a standard commercial PV inverter and later be upgraded in the field to bring energy storage into the PV system using the same inverter. We believe this is the only product in the market today to have this unique field-upgrade capability for pairing solar with energy storage in one inverter.

Stand-Alone Storage Market

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

Other Markets

Although our technology may be suitable for other vertical markets within the global power conversion market landscape, we do not currently offer products for sale directly to other power conversion markets such as the variable-frequency drive, uninterruptible power supply, rail, wind or electric vehicle, or EV, traction drive markets.

In addition to the markets discussed above, we may also have opportunities for market expansion into fast EV chargers in certain applications where our products’ compact size and multi-port capabilities can unlock value for the system integrator particularly in locations where battery storage is coupled with the charging system to eliminate demand charges or expand the charging systems response capabilities.

We plan to continue to monitor all power conversion markets for opportunities to create solutions for customers and unlock the broader value of our patented technology.

Future Innovations

Our existing products incorporate multiple insulated gate bipolar transistors, or IGBTs, which are power switches used in the process to convert power from one current form to another. IGBTs switch power in only one direction (DC to AC or AC to DC) and require the use of a blocking diode to prevent power from flowing back through the system. To enable our existing products to perform bi-directional power conversion, for each IGBT and diode used in our products, we must include a second IGBT and diode. These additional components have slight voltage drops that affect the electrical efficiency of our products and generate heat that must be dissipated. We have patented and are developing a new, highly efficient power switch called a B-TRAN™ that we believe will allow us to substitute one B-TRAN™ for two pairs of IGBTs and diodes used in our current products. Based on third party device software simulations and initial prototype testing, we believe that the B-TRANs™ can significantly improve electrical efficiency in our power converters. The higher efficiency would substantially reduce the heat generated by the operation of our products. As a result, products incorporating B-TRANs™ will require less space for heat dissipation which would allow us to increase power density, or power per pound, and reduce material costs.

B-TRAN Division

Our Technology

In 2016, one of our semiconductor fabricators successfully tested single-sided B-TRAN™ silicon dies and the results were consistent with third party simulations that predict significant performance and efficiency improvements over conventional power switches such as SCRs, IGBTs and MOSFETs. In the second half of 2017, we shifted our focus to de-risking the proof of concept phase of the B-TRAN™ development timeline, as this phase of development was taking longer than anticipated due to the complexity of manufacturing complicated, two-sided power semiconductor devices. To facilitate this, we engaged a second semiconductor fabricator, on a parallel path, to produce, on an accelerated schedule, a B-TRAN™ that is less complex to manufacture for proof of concept and initial testing. In the first quarter of 2018, we successfully completed proof of concept testing of double-sided B-TRAN™ prototypes, validating the ability to make B-TRAN™ semiconductor power switches using conventional silicon semiconductor fabrication equipment and processes. Test results on the standard double-sided prototypes measured B-TRAN™ electrical losses at less than 40% that of conventional power switches such as silicon IGBTs. The results of this testing will be incorporated into the B-TRAN™ design and their manufacturing process. With the double-sided transistor behavior and low conduction losses confirmed, the next step is to incorporate planned corrections and improvements in the manufacturing process followed by the fabrication of prototype engineering samples for potential customers and partners.

At March 31, 2018, we have 31 US and eight foreign issued patents covering the operation, control and manufacturing of the B-TRAN™ device.

Products

As our B-TRAN™ technology is currently under development, we do not yet offer commercial B-TRAN™ products.

Business Strategy and Target Markets

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

Critical Accounting Policies

There have been no significant changes during the three months ended March 31, 2018 to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Results of Operations

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

Revenues.   Revenues for the three months ended March 31, 2018 of $181,500 were $94,170, or 34%, lower than the $275,670 we earned in revenues for the three months ended March 31, 2017. The decrease was the result of lower sales into the stand-alone energy storage market. We have shifted our focus primarily to solar + storage as, based on our backlog for the second quarter, we believe this market is beginning to transact and meaningful revenue growth may be achievable for us in this market in the future.

Cost of Revenues.   Cost of revenues decreased for the three months ended March 31, 2018 to $334,963 compared to $710,930 for the three months ended March 31, 2017. The decrease was due primarily to lower non-cash charges in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. In the three months ended March 31, 2017, we recorded a non-cash write-down of inventory of $349,216 primarily associated with our 125kW battery converter and a $15,000 adjustment to the Company's warranty accrual related to its end-of-life IBC-30 battery converter. In the three months ended March 31, 2018, we recorded a $150,000 adjustment to the Company’s warranty accrual related primarily to the IBC-30 battery converters. Our cost of revenues was also impacted by lower sales volumes in the three months ended March 31, 2018 and one-time costs in the three months ended March 31, 2017 related to the initial launch of our third generation 30kW power conversion systems.

Gross Profit (Loss).   Gross loss for the three months ended March 31, 2018 was $153,463 compared to a gross loss of $435,260 for the three months ended March 31, 2017 due primarily to the non-cash write-down of 125kW battery converter inventory in the three months ended March 31, 2017.

Research and Development Expenses.   Research and development expenses decreased by $432,386, or 36%, to $757,783 in the three months ended March 31, 2018 from $1,190,169 in the three months ended March 31, 2017. The decrease was due primarily to lower personnel and other costs in connection with a cost reduction plan initiated in April 2017.

General and Administrative Expenses.   General and administrative expenses decreased by $13,975, or 2%, to $891,988 in the three months ended March 31, 2018 from $905,963 in the three months ended March 31, 2017. The decrease was due primarily to lower stock compensation costs partially offset by higher legal expenses due to the ongoing arbitration with our former contract manufacturer.

Sales and Marketing Expenses.   Sales and marketing expenses decreased by $287,290, or 53%, to $254,243 in the three months ended March 31, 2018 from $541,533 in the three months ended March 31, 2017. The decrease was due primarily to lower professional services cost of $143,343, lower personnel costs, including lower stock compensation costs, of $78,435, and lower bad debt expense of $42,468.

Loss from Operations.   Due to the decrease in cost of revenue and operating expenses, our loss from operations for the three months ended March 31, 2018 was $2,057,477 compared to a $3,072,925 loss from operations for the three months ended March 31, 2017.

Interest Income, net.    Net interest income was $1,315 for the three months ended March 31, 2018 compared to $4,541 for the three months ended March 31, 2017.

Net Loss.   Our net loss for the three months ended March 31, 2018 was $2,056,162 as compared to a net loss of $3,068,384 for the three months ended March 31, 2017.

Liquidity and Capital Resources

We do not currently generate enough revenue to sustain our operations. We have funded our operations through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt.

At March 31, 2018, we had cash and cash equivalents of $8,153,268. Our net working capital and long-term debt at March 31, 2018 were $7,476,256 and $0, respectively.

Operating activities in the three months ended March 31, 2018 resulted in cash outflows of $1,827,373, which were due primarily to the net loss for the period of $2,056,162 and negative working capital changes of $112,333, partly offset by non-cash items of $341,122, related primarily to stock-based compensation of $192,033 and depreciation and amortization of $113,808. Operating activities in the three months ended March 31, 2017 resulted in cash outflows of $2,445,721, which were due primarily to the net loss for the period of $3,068,384 and negative working capital changes of $295,323, partly offset by non-cash items of $917,986, related primarily to stock-based compensation, write-down of inventory, depreciation and amortization and allowance for doubtful accounts.

Investing activities in the three months ended March 31, 2018 and 2017 resulted in cash outflows of $41,606 and $76,754, respectively, for the acquisition of fixed assets and intangible assets.

Financing activities in the three months ended March 31, 2018 resulted in no cash inflows or outflows. Financing activities in the three months ended March 31, 2017 resulted in cash inflows of $13,668,474 related primarily to our Private Placement net proceeds of $13,657,331. In the Private Placement, each share of common stock or preferred stock was sold together with a warrant to purchase one share of common stock at a collective price of $2.535. Investors purchased an aggregate of 5,220,826 shares of common stock and 708,430 shares of preferred stock together with warrants to purchase 5,929,256 shares of common stock in the Private Placement for aggregate gross proceeds of $15.0 million. Net cash proceeds are after offering fees and expenses, including the placement agent fee of $1.1 million.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Trends, Events and Uncertainties

There are no material changes from trends, events or uncertainties disclosed in our 2017 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of March 31, 2018, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in our 2017 Annual Report on Form 10-K except as follows:

On April 11, 2018, the Company received $203,121 pursuant to a Judgment of Garnishment dated March 23, 2018 and related to the non-payment of an overdue accounts receivable balance by a former customer of the Company. The judgment included the past due balance of $162,000 plus late fees and recovery of legal costs.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in our 2017 Annual Report on Form 10-K except as follows:

Our actions to separate our business into two divisions may result in additional costs.

As discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” we realigned our business into two separate operating divisions. Our Power Conversion Systems division focuses on our PPSA™ technology, while our B-TRAN division focuses on our B-TRAN™ solid state switch technology. We took several corporate actions in connection with the creation of these two operating divisions, including reassigning our former president and chief executive officer, R. Daniel Brdar, to the position of B-TRAN Chief Commercial Officer and hiring Dr. Lon E. Bell as our president and chief executive officer in addition to his role as chairman of our board of directors. This separation may result in additional costs and expenses and may cause logistical and operational complexities that will divert management’s attention both during and after separation. We cannot assure you that the separation of our business into two divisions will not have a material adverse impact on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 3, 2017, we closed on a definitive securities purchase agreement to sell to certain accredited investors shares of our common stock and preferred stock together with warrants to purchase shares of common stock, or the Private Placement. We filed with the SEC a Registration Statement on Form S-3 (Registration No. 333-217088) covering the resale of the registrable securities on March 31, 2017, and it was declared effective on April 21, 2017.

Net cash proceeds were $13.7 million after offering fees and expenses We have utilized, and expect to continue to utilize, net proceeds from the offering for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Document

10.1*†	Employment Agreement between the Company and Lon Bell dated April 27, 2018

10.2	Amendment No. 1 to Lease, effective April 17, 2018, by and between Ideal Power Inc. and Agellan Commercial REIT US L.P. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated April 20, filed with the Commission on April 26, 2018)

10.3*†	Revised and Restated Employment Agreement between the Company and R. Daniel Brdar dated April 16, 2018

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

10.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, has duly, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 15, 2018	IDEAL POWER INC.

	By:	/s/ Lon E. Bell
Lon E. Bell
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer