Form 10-Q
period 2018-06-30
Ideal Power Inc.
filed 2018-08-14
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2018, the issuer had 14,000,342 shares of common stock, par value $.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,980,213	$10,022,247
Accounts receivable, net	170,792	221,084
Inventories, net	239,407	251,363
Prepayments and other current assets	503,808	283,208
Total current assets	7,894,220	10,777,902

Property and equipment, net	513,153	669,571
Intangible assets, net	2,096,692	2,082,014
Other assets	55,420	37,500
Total assets	$10,559,485	$13,566,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$517,770	$449,475
Accrued expenses	1,149,883	1,081,155
Total current liabilities	1,667,653	1,530,630

Other long-term liabilities	462,199	456,234
Total liabilities	2,129,852	1,986,864

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,518,430 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,518	1,518
Common stock, $0.001 par value; 50,000,000 shares authorized; 14,004,465 shares issued and 14,000,342 shares outstanding at June 30, 2018 and 13,998,465 shares issued and 13,996,121 shares outstanding at December 31, 2017, respectively	14,004	13,998
Additional paid-in capital	67,711,659	67,081,359
Treasury stock, at cost; 4,123 shares at June 30, 2018 and 2,344 shares at December 31, 2017	(9,677)	(7,489)
Accumulated deficit	(59,287,871)	(55,509,263)
Total stockholders’ equity	8,429,633	11,580,123
Total liabilities and stockholders’ equity	$10,559,485	$13,566,987

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product revenue	$619,942	$253,370	$801,442	$529,040
Cost of product revenue	584,800	764,609	919,763	1,475,539
Gross profit (loss)	35,142	(511,239)	(118,321)	(946,499)

Operating expenses:
Research and development	905,541	1,108,368	1,663,324	2,298,537
General and administrative	817,672	1,170,415	1,709,660	2,076,378
Sales and marketing	69,989	427,336	324,232	968,869
Total operating expenses	1,793,202	2,706,119	3,697,216	5,343,784

Loss from operations	(1,758,060)	(3,217,358)	(3,815,537)	(6,290,283)

Interest income, net	35,614	7,034	36,929	11,575

Net loss	$(1,722,446)	$(3,210,324)	$(3,778,608)	$(6,278,708)

Net loss per share – basic and fully diluted	$(0.12)	$(0.23)	$(0.27)	$(0.50)

Weighted average number of shares outstanding – basic and fully diluted	13,992,791	13,989,282	13,991,961	12,443,076

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,778,608)	$(6,278,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(98,337)	273,727
Write-down of inventory	5,458	712,083
Depreciation and amortization	216,920	224,926
Write-off of capitalized patents	15,478	202,343
Write-off of fixed assets	7,055	15,036
Stock-based compensation	630,306	498,006
Decrease (increase) in operating assets:
Accounts receivable	148,629	(100,715)
Inventories	6,498	166,529
Prepayments and other current assets	(238,520)	77,981
Increase (decrease) in operating liabilities:
Accounts payable	68,295	(133,783)
Accrued expenses	74,693	(5,627)
Net cash used in operating activities	(2,942,133)	(4,348,202)

Cash flows from investing activities:
Purchase of property and equipment	(18,525)	(18,146)
Acquisition of intangible assets	(79,188)	(171,134)
Net cash used in investing activities	(97,713)	(189,280)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	13,657,331
Payment of taxes related to restricted stock vesting	(2,188)	-
Exercise of options and warrants	-	11,143
Net cash provided by (used in) financing activities	(2,188)	13,668,474

Net increase (decrease) in cash and cash equivalents	(3,042,034)	9,130,992
Cash and cash equivalents at beginning of period	10,022,247	4,204,916
Cash and cash equivalents at end of period	$6,980,213	$13,335,908

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

On April 16, 2018, the Company realigned into two operating divisions: Power Conversion Systems, to continue the commercialization of its Power Packing Switching Architecture™, or PPSA™, technology, and B-TRAN™, to develop its Bi-directional bi-polar junction TRANsistor (B-TRAN™) solid state switch technology.

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

Note 3 – Accounts Receivable

Accounts receivable, net consisted of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Trade receivables	$198,265	$378,894
Other receivables	1,652	20,589
	199,917	399,483
Allowance for doubtful accounts	(29,125)	(178,399)
	$170,792	$221,084

The Company had receivable balances from three customers that accounted for 70% of net trade receivables at June 30, 2018.

Activity in the allowance for doubtful accounts was as follows:

Balance at December 31, 2017	$(178,399)
Write offs	16,759
Provisions	(29,485)
Recovery	162,000
Balance at June 30, 2018	$(29,125)

Note 4 – Inventories

Inventories, net consisted of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Raw materials	$197,779	$222,436
Finished goods	182,529	149,370
	380,308	371,806
Reserve for obsolescence	(140,901)	(120,443)
	$239,407	$251,363

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Machinery and equipment	$1,023,327	$1,013,133
Building leasehold improvements	395,335	395,335
Furniture, fixtures, software and computers	192,480	218,571
	1,611,142	1,627,039
Accumulated depreciation and amortization	(1,097,989)	(957,468)
	$513,153	$669,571

Note 6 – Intangible Assets

Intangible assets, net consisted of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Patents	$1,617,978	$1,554,268
Other intangible assets	732,175	732,175
	2,350,153	2,286,443
Accumulated amortization	(253,461)	(204,429)
	$2,096,692	$2,082,014

Amortization expense amounted to $24,713 and $49,032 for the three and six months ended June 30, 2018, respectively, and $18,594 and $36,469 for the three and six months ended June 30, 2017, respectively. Amortization expense for the succeeding five years and thereafter is approximately $49,000 (2018), $99,000 (2019-2022) and $1,162,000 (thereafter).

At June 30, 2018 and December 31, 2017, the Company had capitalized $489,285 and $472,928, respectively, for costs related to patents that have not been awarded.

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Accrued compensation	$403,744	$247,343
Warranty reserve	492,132	426,115
Other	254,007	407,697
	$1,149,883	$1,081,155

Note 8 – Commitments and Contingencies

Lease

The Company leases 14,782 square feet of office and laboratory space located in Austin, Texas. On April 20, 2018, the Company entered into an amendment to its existing operating lease which extended the lease term from May 31, 2018 to May 21, 2021. The annual base rent in the first year of the lease extension is $184,775 and increases by $7,391 in each succeeding year of the lease extension. In addition, the Company is required to pay its proportionate share of operating costs for the building under this triple net lease. Future minimum payments under the lease, as amended, are as follows:

Year Ended December 31,	Amount
2018	$92,388
2019	189,086
2020	196,477
2021	83,149
$561,100

The Company incurred rent expense of $60,373 and $118,176 for the three and six months ended June 30, 2018, respectively, and $59,718 and $117,074 for the three and six months ended June 30, 2017, respectively.

License Agreement

In 2015, the Company entered into licensing agreements which expire on February 7, 2033. Per the agreements, the Company has an exclusive royalty-free license which enhances its intellectual property portfolio related to semiconductor power switches. The agreements include both fixed and variable payments. The variable payments are a function of the number of associated patent filings pending and patents issued under the agreements. The Company will pay $10,000 for each patent filing pending and $20,000 for each patent issued within 20 days of December 21, 2017 and each subsequent year of the agreement, up to a maximum of $100,000 per year (i.e. five issued patents). At June 30, 2018, two patents associated with the agreements had been issued and the corresponding long-term liability for the estimated present value of future payments under the licensing agreement is $462,199. The Company is accruing interest for future payments related to the issued patent associated with the agreement.

Legal Proceedings

In 2017, the Company entered into arbitration with Libra Industries, Inc. (“Libra”), its prior contract manufacturer, with both parties asserting claims against the other party. At December 31, 2017, the Company recorded a $100,000 accrual for the arbitration based on an expired settlement offer made by the Company to Libra. On June 21, 2018, the arbitrator issued a final and binding award on all issues except as to attorney’s fees and costs. In the Final Award, the arbitrator denied Libra’s claims and awarded the Company $163,105 on it claims. On July 15, 2018, the arbitrator issued a Supplemental Final Award on Attorney’s Fees and Costs, awarding the Company an additional $165,346. As a result, during the three months ended June 30, 2018, the Company reversed the previously recorded $100,000 accrual resulting in a reduction to general and administrative expense and recognized the Final Award of $163,105 as a reduction in cost of product revenue and the Supplemental Final Award on Attorney’s Fees and Costs of $165,347 as a reduction in general and administrative expense. At June 30, 2018, the total award of $328,451 is included within prepayments and other current assets on the Company’s Balance Sheet. The Company received full payment on the total award on August 2, 2018.

On April 11, 2018, the Company received $203,121 pursuant to a Judgment of Garnishment dated March 23, 2018 and related to the non-payment of an overdue accounts receivable balance by a former customer of the Company. The judgment included the past due balance of $162,000 plus late fees and recovery of legal costs. At March 31, 2018, the Company had fully reserved the $162,000 balance in its allowance for doubtful accounts. The Company did not reverse the allowance for doubtful accounts at March 31,2018 as the funds could be subject to clawback during the quarter ending June 30, 2018 if the former customer filed for bankruptcy. The former customer did not file for bankruptcy during the quarter ended June 30, 2018 and, as a result, the Company reversed the allowance for doubtful accounts of $162,000 with a corresponding reduction in sales and marketing expense, recognized interest income of $35,064 associated with late fees and a reduction in general and administrative expense of $6,057 for the partial recovery of legal fees.

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

Note 10 — Equity Incentive Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved shares of common stock for issuance under the Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. At June 30, 2018, 424,963 shares of common stock were available for issuance under the Plan.

During the six months ended June 30, 2018, the Company granted 122,039 stock options to Board members and 300,000 stock options to its Chief Executive Officer under the Plan. The estimated fair value of these stock options, calculated using the Black-Scholes option valuation model, was $330,713, of which $270,712 was recognized during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Company also granted 117,500 restricted stock units and 12,000 performance stock units to employees. The estimated fair value of these awards, based on the Company’s stock price on the date of grant, was $158,110, of which $19,923 was recognized during the six months ended June 30, 2018.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2017	1,232,236	$6.44	6.8
Granted	422,039	$1.31
Forfeited/Expired/Exchanged	(124,728)	$5.23
Outstanding at June 30, 2018	1,529,547	$5.12	7.3
Exercisable at June 30, 2018	1,264,680	$5.12	7.2

At June 30, 2018, there was $689,640 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.7 years.

Note 11 — Warrants

In connection with the Private Placement, investors received warrants to purchase 5,929,256 shares of common stock. The warrants have an exercise price of $2.41 per share and will expire three years from the date of issuance. The placement agent also received 237,170 warrants to purchase shares of common stock as part of its placement agent fee. The placement agent warrant has an exercise price of $2.89 per share and also has a three-year term. The warrants contain a provision to protect investors from potential future dilutive events, or a down-round provision. The Company elected to early adopt ASU 2017-11 and will recognize the value of the effect of the down-round provision if and/or when triggered. The Company had 7,481,079 warrants outstanding at both June 30, 2018 and December 31, 2017 with a weighted average exercise price of $2.79 per share. At June 30, 2018 all warrants are exercisable, although for the Company’s two largest beneficial owners their warrants may be exercised only to the extent that the total number of shares of common stock then beneficially owned by these shareholders does not exceed 9.99% of the outstanding shares of the Company’s common stock.

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

The Company had revenue from two customers which accounted for 48% and 12% of net revenue for the six months ended June 30, 2018 and revenue from three customers which accounted for 18%, 13% and 13% of net revenue for the six months ended June 30, 2017.

Deferred Revenues

We record deferred revenues when cash payments are received in advance of our performance. Based on our review of customer credit, we may require full or partial payment before the products or services are delivered to the customer.

Activity in the deferred revenue account was as follows:

Balance at December 31, 2017	$-
Deferral of revenue	50,070
Recognition of unearned revenue	(42,850)
Balance June 30, 2018	$7,220

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "hopes," "expects," "anticipates," "estimates," "projects," "intends," "plans," "would," "should," "could," "may" or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	our history of losses;

•	our ability to achieve profitability;

•	our limited operating history;

•	our ability to successfully market and sell our products;

•	the size and growth of markets for our current and future products;

•	our expectations regarding the growth and expansion of our customer base;

•	regulatory developments that may affect our business;

•	our ability to successfully develop new technologies, including our bi-directional bipolar junction transistor, or B-TRAN™;

•	our expectations regarding the completion of testing of new products under development and the timing of the introduction of those new products;

•	the expected performance of new and existing products, including future products incorporating our B-TRAN™;

•	the performance of third-party manufacturers who supply and manufacture our products;

•	our expectations of the reliability of our products over the applicable warranty term and the future costs associated with warranty claims;

•	our ability to cost effectively manage product life cycles, inclusive of product launches and end of product life situations;

•	the rate and degree of market acceptance for our current and future products;

•	our ability to successfully obtain certification for our products, including in new markets, and the timing of the receipt of any necessary certifications;

•	our ability to successfully license our technology;

•	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our current and future products;

•	our expectations regarding the decline in prices of battery energy storage systems;

•	our ability to manage our cost structure;

•	general economic conditions and events and the impact they may have on us and our potential customers;

•	our ability to obtain adequate financing in the future, as and when we need it;

•	our success at managing the risks involved in the foregoing items; and

•	other factors discussed in this report.

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

On April 16, 2018, the Company realigned into two separate operating divisions: Power Conversion Systems to focus on its PPSA™ technology and B-TRAN to develop its bi-directional bi-polar junction transistor (B-TRAN™) solid state switch technology.

We were founded on May 17, 2007. To date, operations have been funded primarily through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt. Total revenue generated from inception to date as of June 30, 2018 amounted to $14.0 million with approximately 19% of that revenue coming from government grants. We may pursue additional research and development grants, if and when available, for the purpose of developing new products and improving current products.

Power Conversion Systems Division

Our Technology

PPSA™ uses indirect power flow in which power flows through input switches and is temporarily stored in our proprietary AC link inductor. Our proprietary fast switching algorithms enable the transfer of quantum packets of power between ports in our system. As the AC link becomes charged, it disconnects from its input switches, resonates without being connected to either the input or output switches, and then reconnects to its output switches when it reaches the correct voltage and frequency for the application. PPSA™ is a power conversion technology that differentiates itself from traditional power conversion technology in key product metrics, such as size and weight while providing built-in isolation and bi-directional and multi-port capabilities. At June 30, 2018, we had been granted 38 US patents and five foreign patents related to PPSA™.

Products

We currently sell three power conversion systems, or PCS, utilizing our patented PPSA™ technology. These products are described as follows:

•	The 30kW Stabiliti™ series has two product offerings, two-port (AC-DC) and multi-port (AC-DC-DC) models, which are both UL1741 Supplement A, or UL1741 SA, certified. These products are intended to be used for the commercial and industrial stand-alone energy storage, electric vehicle fast charging and microgrid markets, including solar plus storage microgrids. They are bi-directional and operate in both grid-tied and grid-forming modes with near seamless transfer between operating modes. Grid-forming mode provides customers the ability to form and manage a microgrid. The products operate in both 50Hz and 60Hz environments.

•	The 30kW SunDial Plus™, which is also UL1741 SA certified, is intended to be used for the commercial and industrial grid-tied solar plus storage market. The SunDial™ Plus is a PV string inverter with a second DC port to connect batteries to a solar PV array. This product includes a built-in 6 string PV combiner and DC disconnects and is grid-tied, AC export only. The product operates in both 50Hz and 60Hz environments.

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

Target Markets

Currently, our primary target markets are solar + storage and, to a lesser extent, microgrids. We also intend to be opportunistic with regard to other markets, including the stand-alone energy storage and electric vehicle fast charging markets.

Solar + Storage and Microgrid Markets

Solar PV has one of the lowest levelized costs of energy for new electrical generation capacity and we expect this to remain true in the near term. We expect distributed PV to continue to be a high growth business as system costs have fallen dramatically over the past several years. Accordingly, we expect the economics of generating PV for local consumption to remain strong for several more years, especially given the investment tax credit, or ITC, extension passed by Congress and signed into law in 2015 for solar energy production. Our SunDial™ Plus product was launched to directly address this market. One shortcoming of distributed, behind-the-meter PV systems is that they require connection to the utility power grid in order to operate. For example, a business with PV on its roof will not, in most cases, benefit from the ability to generate power should the utility power grid go down. Another shortcoming of distributed PV systems is the instability they cause on the local power lines. Utility power grids were not designed to manage power inflow from the end of the lines. As a result, distributed generation sources can lead to wide swings in line voltages when clouds pass and power output falls off, requiring the utility to ramp up its power generation to make up for the shortfall in solar. We believe the proliferation of PV, its intermittency and the elimination of net metering in many states may drive growth in the solar + storage market.

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

There are strong economic incentives available to commercial and industrial consumers in major US markets such as California and New York in the form of reduced time-of-use and/or demand charges for installing a BESS and managing when power is drawn from the grid or reducing peak consumption. There is also strong regulatory support for such systems. For example, California has issued a mandate for over 1,800 megawatts of new energy storage to be installed by 2020. Other states, including New York and Massachusetts, have also issued mandates for energy storage and we expect this trend to continue.

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

Other Markets

In addition to the markets discussed above, we may also have opportunities for market expansion into electric vehicle fast chargers in certain applications where our products’ compact size and multi-port capabilities can unlock value for the system integrator particularly in locations where battery storage is coupled with the charging system to eliminate demand charges or expand the charging systems response capabilities. During the quarter ended June 30, 2018, one of our customers received certification for an electric vehicle fast charger utilizing our two-port Stabiliti™ product and has plans to utilize our multi-port Stabiliti™ product in an electric vehicle fast charger with buffer storage. Another customer is developing an electric vehicle fast charger utilizing our multi-port Stabiliti™ product for an electric vehicle fast charger with buffer storage. We may have additional opportunities for growth in this market in the future.

Although our technology may be suitable for other vertical markets within the global power conversion market landscape, we do not currently offer products for sale directly to other power conversion markets such as the variable-frequency drive, uninterruptible power supply, rail, wind or electric vehicle traction drive markets.

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

In the second quarter of 2018, a domestic semiconductor fabricator was qualified and engaged for development runs on the standard version of the B-TRAN™. As a result, we now have the next run of devices with two fabricators in process. These runs incorporate the results of prior runs and testing into the B-TRAN™ design and their manufacturing process. With the double-sided transistor behavior and low conduction losses confirmed and corrections and improvements in the manufacturing process implemented, the next goal is the completion of the fabrication of prototype engineering samples for engineering evaluation and evaluation by potential customers and partners. These samples will include a packaging design based on our previous work and a driver. We have completed the first design for the driver with a prototype driver already built and tested for basic functionality. The coupling of device samples with a driver will form the basis of an intelligent module required for potential customer and partner evaluation.

At June 30, 2018, we have 31 US and eight foreign issued patents covering the operation, control and manufacturing of the B-TRAN™ device.

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

Critical Accounting Policies

There have been no significant changes during the six months ended June 30, 2018 to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Results of Operations

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017

Revenues.   Revenues for the three months ended June 30, 2018 of $619,942 were $366,572, or 145%, higher than the $253,370 we earned in revenues for the three months ended June 30, 2017 due to higher sales of our Sun Dial™ Plus product.

Cost of Revenues.   Cost of revenues decreased for the three months ended June 30, 2018 to $584,800 compared to $764,609 for the three months ended June 30, 2017. Cost of revenues for the three months ended June 30, 2018 was impacted by higher unit sales volumes, higher manufacturing costs and a $78,105 unfavorable adjustment to the Company’s first-generation and second-generation product warranty accruals less a $163,105 favorable award related to arbitration between the Company and its former contract manufacturer. Cost of revenues for the three months ended June 30, 2017 was impacted by the non-cash write-down of inventory of $358,988 and an unfavorable $98,457 adjustment to the Company's first-generation product warranty accruals.

Gross Profit (Loss).   Gross profit for the three months ended June 30, 2018 was $35,142 compared to a gross loss of $511,239 for the three months ended June 30, 2017.

Research and Development Expenses.   Research and development expenses decreased by $202,827, or 18%, to $905,541 in the three months ended June 30, 2018 from $1,108,368 in the three months ended June 30, 2017. The decrease was due primarily to lower personnel costs.

General and Administrative Expenses.   General and administrative expenses decreased by $352,743, or 30%, to $817,672 in the three months ended June 30, 2018 from $1,170,415 in the three months ended June 30, 2017. The decrease was primarily due to lower patent write-offs of $197,179 and lower legal fees of $135,777. In the three months ended June 30, 2017, we abandoned certain patent filings to focus on filings with the highest strategic value. In the three months ended June 30, 2018, we recovered $171,404 in legal expenses related to the resolution of legal proceedings in our favor.

Sales and Marketing Expenses.   Sales and marketing expenses decreased by $357,347, or 84%, to $69,989 in the three months ended June 30, 2018 from $427,336 in the three months ended June 30, 2017. In the three months ended June 30, 2018, we recovered $162,000 related to a receivable we fully reserved in the three months ended June 30, 2017.

Loss from Operations.   Our loss from operations for the three months ended June 30, 2018 was $1,758,060 compared to $3,217,358 loss from operations for the three months ended June 30, 2017.

Interest Income, net.    Net interest income was $35,614 for the three months ended June 30, 2018 compared to $7,034 for the three months ended June 30, 2017. The increase was the result of late fees associated with the recovery of a delinquent customer receivable.

Net Loss.   Our net loss for the three months ended June 30, 2018 was $1,722,446 as compared to a net loss of $3,210,324 for the three months ended June 30, 2017. The decrease is attributable to reduced operating expenses as the result of cost reduction activities, the favorable resolution of legal proceedings and higher non-cash charges associated with inventory write-downs, patent impairments and bad debt expense in 2017.

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

Revenues.   Revenues for the six months ended June 30, 2018 of $801,442 were $272,402, or 51%, higher than the $529,040 we earned in revenues for the six months ended June 30, 2017 due to higher sales of our Sun Dial™ Plus product.

Cost of Revenues.   Cost of revenues decreased by $555,776, or 38%, to $919,763 for the six months ended June 30, 2018 compared to $1,475,539 for the six months ended June 30, 2017. The decrease was due primarily to a non-cash write-down of inventory of $708,204 in the six months ended June 30, 2017 partially offset by higher sales volumes.

Gross Loss.   Gross loss for the six months ended June 30, 2018 was $118,321 compared to a gross loss of $946,499 for the six months ended June 30, 2017. The gross loss in the six months ended June 30, 2018 was due to higher manufacturing costs, as the Company expedited production to meet the growth in customer orders, as well as a net $100,000 unfavorable adjustment to the Company’s warranty accrual.

Research and Development Expenses.   Research and development expenses decreased by $635,213, or 28%, to $1,663,324 in the six months ended June 30, 2018 from $2,298,537 in the six months ended June 30, 2017. The decrease was due primarily to lower personnel costs and other cost reduction activities described below.

General and Administrative Expenses.   General and administrative expenses decreased by $366,718, or 18%, to $1,709,660 in the six months ended June 30, 2018 from $2,076,378 in the six months ended June 30, 2017. The decrease was primarily due to lower patent write-offs of $186,865, as we abandoned certain patent filings in 2017 to focus on filings with the highest strategic value, lower legal and consulting fees of $93,670 and other cost reduction activities.

Sales and Marketing Expenses.   Sales and marketing expenses decreased by $644,637, or 67%, to $324,232 in the six months ended June 30, 2018 from $968,869 in the six months ended June 30, 2017. The decrease was due to a $372,064 decline in bad debt expense and lower professional fees of $238,531 and personnel costs of $131,434, partially offset by higher stock-based compensation costs of $162,914 due to significant forfeitures in 2017. In the six months ended June 30, 2018, we recovered $162,000 related to a receivable we fully reserved in the six months ended June 30, 2017.

Loss from Operations.   Our loss from operations for the six months ended June 30, 2018 was $3,815,537 compared to $6,290,283 loss from operations for the six months ended June 30, 2017.

Interest Income, net.    Net interest income was $36,929 for the six months ended June 30, 2018 compared to $11,575 for the six months ended June 30, 2017. The increase was the result of late fees associated with the recovery of a delinquent customer receivable.

Net Loss.   Our net loss for the six months ended June 30, 2018 was $3,778,608 as compared to a net loss of $6,278,708 for the six months ended June 30, 2017. The decrease is attributable to reduced operating expenses as the result of cost reduction activities, the favorable resolution of legal proceedings and higher non-cash charges associated with inventory write-downs, patent impairments and bad debt expense in 2017.

Liquidity and Capital Resources

We do not currently generate enough revenue to sustain our operations. We have funded our operations through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt.

At June 30, 2018, we had cash and cash equivalents of $6,980,213. Our net working capital and long-term debt at June 30, 2017 were $6,226,567 and $0, respectively.

Operating activities in the six months ended June 30, 2018 resulted in cash outflows of $2,942,133, which were due primarily to the net loss for the period of $3,778,608, partly offset by non-cash items of $776,880, related primarily to stock-based compensation of $630,306 and, depreciation and amortization of $216,920. Operating activities in the six months ended June 30, 2017 resulted in cash outflows of $4,348,202, which were due primarily to the net loss for the period of $6,278,708, partly offset by non-cash items of $1,926,121, related primarily to inventory write-downs of $712,083, stock-based compensation of $498,006, bad debt expense of $273,727, depreciation and amortization of $224,926 and patent impairments of $202,343.

Investing activities in the six months ended June 30, 2018 and 2017 resulted in cash outflows of $97,713 and $189,280, respectively, for the acquisition of fixed assets and intangible assets.

In the second quarter of 2017, we began implementing a cost reduction plan with the goal of reducing our cash outflows for operating and investing activities. This plan included the simplification of our product roadmap to focus on our 30kW SunDial™ Plus and Stabilti™ products for the solar plus storage and microgrid markets and eliminate activities that did not present significant near-term revenue opportunities. In addition, we discontinued our legacy products, including our 125kW product, and postponed our development and certification efforts related to other applications and international markets.

Financing activities in the six months ended June 30, 2018 were not significant. Financing activities in the six months ended June 30, 2017 resulted in cash inflows of $13,668,474 related primarily to our Private Placement net proceeds of $13,657,331. In the Private Placement, each share of common stock or preferred stock was sold together with a warrant to purchase one share of common stock at a collective price of $2.535. Investors purchased an aggregate of 5,220,826 shares of common stock and 708,430 shares of preferred stock together with warrants to purchase 5,929,256 shares of common stock in the Private Placement for aggregate gross proceeds of $15.0 million. Net cash proceeds are after offering fees and expenses, including the placement agent fee of $1.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of June 30, 2018, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in our 2017 Annual Report on Form 10-K except as follows:

On June 21, 2018, an arbitrator issued a final and binding award on all issues except as to attorney’s fees and costs, related to arbitration between us and Libra Industries, Inc. (Libra), our prior contract manufacturer, and. In the Final Award, the arbitrator denied Libra’s claims and awarded us $163,105 for our claims. On July 15, 2018, the arbitrator issued a Supplemental Final Award on Attorney’s Fees and Costs, awarding us an additional $165,346. We received full payment of the award, totaling $328,451, on August 2, 2018.

On April 11, 2018, we received $203,121 pursuant to a Judgment of Garnishment dated March 23, 2018 and related to the non-payment of an overdue accounts receivable balance by a former customer. The judgment included the past due balance of $162,000 plus late fees and partial recovery of legal costs.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Document

10.1*	Amendment No. 1 to lease effective April 17, 2018, by and between Ideal Power Inc. and Agellan Commercial REIT US L.P. (Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2018)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instant Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

10.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Incorporated herein by reference to the indicated filing
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, has duly, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 14, 2018	IDEAL POWER INC.

	By:	/s/ Lon E. Bell
Lon E. Bell
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer