Form 10-Q
period 2018-09-30
Ideal Power Inc.
filed 2018-11-15
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of November 9, 2018, the issuer had 13,997,256 shares of common stock, par value $.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,538,765	$10,022,247
Accounts receivable, net	279,299	221,084
Inventories, net	131,765	251,363
Prepayments and other current assets	83,382	283,208
Total current assets	6,033,211	10,777,902

Property and equipment, net	458,856	669,571
Intangible assets, net	2,109,981	2,082,014
Other assets	55,420	37,500
Total Assets	$8,657,468	$13,566,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$737,083	$449,475
Accrued expenses	1,068,418	1,081,155
Total current liabilities	1,805,501	1,530,630

Other long-term liabilities	465,181	456,234
Total liabilities	2,270,682	1,986,864

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,518,430 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,518	1,518
Common stock, $0.001 par value; 50,000,000 shares authorized; 14,004,465 shares issued and 13,999,756 shares outstanding at September 30, 2018 and 13,998,465 shares issued and 13,996,121 shares outstanding at December 31, 2017, respectively	14,004	13,998
Additional paid-in capital	67,919,163	67,081,359
Treasury stock, at cost; 4,709 shares at September 30, 2018 and 2,344 shares at December 31, 2017	(10,105)	(7,489)
Accumulated deficit	(61,537,794)	(55,509,263)
Total stockholders’ equity	6,386,786	11,580,123
Total Liabilities and Stockholders’ Equity	$8,657,468	$13,566,987

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product revenue	$342,661	$444,640	$1,144,103	$973,680
Cost of product revenue	552,127	418,529	1,471,890	1,894,068
Gross profit (loss)	(209,466)	26,111	(327,787)	(920,388)

Operating expenses:
Research and development	854,364	1,075,849	2,517,688	3,374,386
General and administrative	921,276	899,882	2,630,936	2,976,260
Sales and marketing	264,705	271,844	588,937	1,240,713
Total operating expenses	2,040,345	2,247,575	5,737,561	7,591,359

Loss from operations	(2,249,811)	(2,221,464)	(6,065,348)	(8,511,747)

Interest income (expense), net	(112)	3,865	36,817	15,440

Net loss	$(2,249,923)	$(2,217,599)	$(6,028,531)	$(8,496,307)

Net loss per share – basic and fully diluted	$(0.16)	$(0.16)	$(0.43)	$(0.66)

Weighted average number of shares outstanding – basic and fully diluted	13,996,299	13,990,202	13,993,423	12,964,452

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,028,531)	$(8,496,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(98,677)	226,557
Write-down of inventory	67,515	703,220
Depreciation and amortization	297,007	339,493
Write-off of capitalized patents	15,478	268,789
Write-off of fixed assets	7,128	53,445
Stock-based compensation	837,810	833,637
Decrease (increase) in operating assets:
Accounts receivable	40,462	(234,980)
Inventories	52,083	214,466
Prepayments and other current assets	181,906	159,366
Increase (decrease) in operating liabilities:
Accounts payable	287,608	(59,653)
Accrued expenses	(3,790)	67,722
Net cash used in operating activities	(4,344,001)	(5,924,245)

Cash flows from investing activities:
Purchase of property and equipment	(19,613)	(44,819)
Acquisition of intangible assets	(117,252)	(220,865)
Net cash used in investing activities	(136,865)	(265,684)
Cash flows from financing activities:
Net proceeds from issuance of stock	-	13,657,331
Payment of taxes related to stock award vesting	(2,616)	(1,574)
Exercise of options and warrants	-	11,143
Net cash provided by (used in) financing activities	(2,616)	13,666,900
Net increase (decrease) in cash and cash equivalents	(4,483,482)	7,476,971
Cash and cash equivalents at beginning of period	10,022,247	4,204,916
Cash and cash equivalents at end of period	$5,538,765	$11,681,887

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

On April 16, 2018, the Company realigned into two operating divisions: Power Conversion Systems, to continue the commercialization of its PPSA™ technology, and B-TRAN™, to develop its Bi-directional bi-polar junction TRANsistor (B-TRAN™) solid state switch technology.

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

Liquidity and Going Concern

As reflected in the accompanying condensed financial statements, the Company had a net loss of $6.0 million and used $4.3 million of cash in operating activities for the nine months ended September 30, 2018. At September 30, 2018, the Company had net working capital of $4.2 million and the Company’s principal source of liquidity consisted of $5.5 million of cash and cash equivalents.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to develop profitable operations through implementation of its current business initiatives, however, there can be no assurances that the Company will be able to do so. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Accounts Receivable

Accounts receivable, net consisted of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Trade receivables	$285,924	$378,894
Other receivables	-	20,589
	285,924	399,483
Allowance for doubtful accounts	(6,625)	(178,399)
	$279,299	$221,084

The Company had receivable balances from three customers that accounted for 44% of net trade receivables at September 30, 2018.

Activity in the allowance for doubtful accounts was as follows:

Balance at December 31, 2017	$(178,399)
Write offs	73,097
Provisions	(63,683)
Recovery	162,360
Balance at September 30, 2018	$(6,625)

Note 4 – Inventories

Inventories, net consisted of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Raw materials	$191,407	$222,436
Finished goods	66,700	149,370
	258,107	371,806
Reserve for obsolescence	(126,342)	(120,443)
	$131,765	$251,363

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Machinery and equipment	$1,023,327	$1,013,133
Building leasehold improvements	395,335	395,335
Furniture, fixtures, software and computers	193,568	218,571
	1,612,230	1,627,039
Accumulated depreciation and amortization	(1,153,374)	(957,468)
	$458,856	$669,571

Note 6 – Intangible Assets

Intangible assets, net consisted of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Patents	$1,656,042	$1,554,268
Other intangible assets	732,175	732,175
	2,388,217	2,286,443
Accumulated amortization	(278,236)	(204,429)
	$2,109,981	$2,082,014

Amortization expense amounted to $24,775 and $73,807 for the three and nine months ended September 30, 2018, respectively, and $22,822 and $59,291 for the three and nine months ended September 30, 2017, respectively. Amortization expense for patents for the succeeding five years and thereafter is approximately $25,000 (2018), $100,000 (2019-2022) and $1,172,000 (thereafter).

At September 30, 2018 and December 31, 2017, the Company had capitalized $512,515 and $472,928, respectively, for costs related to patents that have not been awarded.

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Accrued compensation	$310,998	$247,343
Warranty reserve	432,117	426,115
Other	325,303	407,697
	$1,068,418	$1,081,155

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

Year Ended December 31,	Amount
2018	$46,194
2019	189,086
2020	196,477
2021	83,149
$514,906

The Company incurred rent expense of $63,675 and $181,850 for the three and nine months ended September 30, 2018, respectively, and $58,543 and $175,617 for the three and nine months ended September 30, 2017, respectively.

License Agreement

In 2015, the Company entered into licensing agreements which expire on February 7, 2033. Per the agreements, the Company has an exclusive royalty-free license which enhances its intellectual property portfolio related to semiconductor power switches. The agreements include both fixed and variable payments. The variable payments are a function of the number of associated patent filings pending and patents issued under the agreements. The Company will pay $10,000 for each patent filing pending and $20,000 for each patent issued within 20 days of December 21, 2017 and each subsequent year of the agreement, up to a maximum of $100,000 per year (i.e. five issued patents). At September 30, 2018, two patents associated with the agreements had been issued and the corresponding long-term liability for the estimated present value of future payments under the licensing agreement is $465,181. The Company is accruing interest for future payments related to the issued patent associated with the agreement.

Note 9 — Common Stock and Net Loss Per Share

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

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of equity awards and warrants using the treasury stock method. In periods with a net loss, no common share equivalents are included because their effect would be anti-dilutive. At September 30, 2018 and 2017, potentially dilutive shares outstanding amounted to 9,249,626 and 9,005,714, respectively.

Note 10 — Equity Incentive Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved shares of common stock for issuance under the Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. At September 30, 2018, 430,963 shares of common stock were available for issuance under the Plan.

During the nine months ended September 30, 2018, the Company granted 122,039 stock options to Board members and 300,000 stock options to an executive under the Plan. The estimated fair value of these stock options, calculated using the Black-Scholes option valuation model, was $330,713, of which $300,713 was recognized during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Company also granted 117,500 restricted stock units and 12,000 performance stock units to employees, of which 6,000 performance stock units were forfeited during the three months ended September 30, 2018 as the related performance conditions were not achieved. The estimated fair value of these awards, based on the Company’s stock price on the date of grant and net of subsequent forfeitures, was $150,730, of which $37,842 was recognized during the nine months ended September 30, 2018.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2017	1,232,236	$6.44	6.8
Granted	422,039	$1.31
Forfeited/Expired/Exchanged	(124,728)	$5.23
Outstanding at September 30, 2018	1,529,547	$5.12	7.1
Exercisable at September 30, 2018	1,397,562	$5.22	7.0

At September 30, 2018, there was $482,136 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.7 years.

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

The Company had 7,481,079 warrants outstanding at both September 30, 2018 and December 31, 2017 with a weighted average exercise price of $2.79 per share. At September 30, 2018 all warrants are exercisable, although for the Company’s two largest beneficial owners their warrants received in connection with the Private Placement may be exercised only to the extent that the total number of shares of common stock then beneficially owned by these shareholders does not exceed 9.99% of the outstanding shares of the Company’s common stock.

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

The Company had revenue from two customers which accounted for 35% and 11% of net revenue for the nine months ended September 30, 2018 and revenue from two customers which accounted for 19% and 10% of net revenue for the nine months ended September 30, 2017.

Deferred Revenues

We record deferred revenues when cash payments are received in advance of our performance. Based on our review of customer credit, we may require full or partial payment before the products or services are delivered to the customer.

Activity in the deferred revenue account was as follows:

Balance at December 31, 2017	$-
Deferral of revenue	96,786
Recognition of revenue	(87,755)
Balance September 30, 2018	$9,031

Note 13 — Legal Proceedings

Legal Proceedings

In 2017, the Company entered into arbitration with Libra Industries, Inc. (Libra), its prior contract manufacturer, with both parties asserting claims against the other party. At December 31, 2017, the Company recorded a $100,000 accrual for the arbitration based on an expired settlement offer made by the Company to Libra. On June 21, 2018, the arbitrator issued a Final Award, final and binding award on all issues except as to attorney’s fees and costs. In the Final Award, the arbitrator denied Libra’s claims and awarded the Company $163,105 on it claims. On July 15, 2018, the arbitrator issued a Supplemental Final Award on Attorney’s Fees and Costs, awarding the Company an additional $165,346. As a result, during the nine months ended September 30, 2018, the Company reversed the previously recorded $100,000 accrual resulting in a reduction to general and administrative expense and recognized the Final Award of $163,105 as a reduction in cost of product revenue and the Supplemental Final Award on Attorney’s Fees and Costs of $165,347 as a reduction in general and administrative expense. The Company received full payment on the total award on August 2, 2018.

On April 11, 2018, the Company received $203,121 pursuant to a Judgment of Garnishment dated March 23, 2018 and related to the non-payment of an overdue accounts receivable balance by a former customer of the Company. The judgment included the past due balance of $162,000 plus late fees and recovery of legal costs. During the nine months ended September 30, 2018, the Company reversed the allowance for doubtful accounts of $162,000, originally recorded in 2017, with a corresponding reduction in sales and marketing expense, recognized interest income of $35,064 associated with late fees and a reduction in general and administrative expense of $6,057 for the partial recovery of legal fees.

Neither of these legal proceedings impacted the statement of operations for the three months ended September 30, 2018.

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

We were founded on May 17, 2007. To date, operations have been funded primarily through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt. Total revenue generated from inception to date as of September 30, 2018 amounted to $14.3 million with approximately 19% of that revenue coming from government grants. We may pursue additional research and development grants, if and when available, for the purpose of developing new products and improving current products.

Power Conversion Systems Division

Our Technology

PPSA™ uses indirect power flow in which power flows through input switches and is temporarily stored in our proprietary AC link inductor. Our proprietary fast switching algorithms enable the transfer of quantum packets of power between ports in our system. As the AC link becomes charged, it disconnects from its input switches, resonates without being connected to either the input or output switches, and then reconnects to its output switches when it reaches the correct voltage and frequency for the application. PPSA™ is a power conversion technology that differentiates itself from traditional power conversion technology in key product metrics, such as size and weight while providing built-in isolation and bi-directional and multi-port capabilities. At September 30, 2018, we had been granted 38 US patents and five foreign patents related to PPSA™.

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

Other Markets

In addition to the markets discussed above, we may also have opportunities for market expansion into electric vehicle fast chargers in certain applications where our products’ compact size and multi-port capabilities can unlock value for the system integrator particularly in locations where battery storage is coupled with the charging system to eliminate demand charges or expand the charging systems response capabilities. Earlier this year, one of our customers received certification for an electric vehicle fast charger utilizing our two-port Stabiliti™ product and has plans to utilize our multi-port Stabiliti™ product in an electric vehicle fast charger with buffer storage. Another customer is developing an electric vehicle fast charger utilizing our multi-port Stabiliti™ product for an electric vehicle fast charger with buffer storage. We may have additional opportunities for growth in this market in the future.

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

At September 30, 2018, we had 32 US and nine foreign issued patents covering the operation, control and manufacturing of the B-TRAN™ device.

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

Critical Accounting Policies

There have been no significant changes during the nine months ended September 30, 2018 to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Results of Operations

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017

Revenues.   Revenues for the three months ended September 30, 2018 of $342,661 were $101,979, or 23%, lower than the $444,640 we earned in revenues for the three months ended September 30, 2017 due to lower sales of our Stabilti™ product and a customer rescheduling, with our approval, a SunDial™ Plus shipment to October.

Cost of Revenues.   Cost of revenues increased for the three months ended September 30, 2018 to $552,127 compared to $418,529 for the three months ended September 30, 2017. Cost of revenues for the three months ended September 30, 2018 was impacted by an unfavorable adjustment to the Company’s product warranty accrual of $165,000, an unfavorable purchase price variance (PPV) on sales of the SunDial™ Plus of $43,593 and a write-off of legacy product finished goods of $41,600, partially off-set by lower volumes.

Gross Profit (Loss).   Gross loss for the three months ended September 30, 2018 was $209,466 compared to a gross profit of $26,111 for the three months ended September 30, 2017.

Research and Development Expenses.   Research and development expenses decreased by $221,485, or 21%, to $854,364 in the three months ended September 30, 2018 from $1,075,849 in the three months ended September 30, 2017. The decrease was due primarily to the impact of cost reduction activities including lower personnel, development and certification costs and the timing of semiconductor fabrication expenditures.

General and Administrative Expenses.   General and administrative expenses increased by $21,394, or 2%, to $921,276 in the three months ended September 30, 2018 from $899,882 in the three months ended September 30, 2017.

Sales and Marketing Expenses.   Sales and marketing expenses decreased by $7,139, or 3%, to $264,705 in the three months ended September 30, 2018 from $271,844 in the three months ended September 30, 2017.

Loss from Operations.   Our loss from operations for the three months ended September 30, 2018 was $2,249,811 compared to loss from operations of $2,221,464 for the three months ended September 30, 2017.

Interest Income (Expense), Net.    Net interest expense was $112 for the three months ended September 30, 2018 compared to net interest income of $3,865 for the three months ended September 30, 2017.

Net Loss.   Our net loss for the three months ended September 30, 2018 was $2,249,923 as compared to a net loss of $2,217,599 for the three months ended September 30, 2017.

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

Revenues.   Revenues for the nine months ended September 30, 2018 of $1,144,103 were $170,423, or 18%, higher than the $973,680 we earned in revenues for the nine months ended September 30, 2017 due to higher sales of our Sun Dial™ Plus product.

Cost of Revenues.   Cost of revenues decreased by $422,178, or 22%, to $1,471,890 for the nine months ended September 30, 2018 compared to $1,894,068 for the nine months ended September 30, 2017. The decrease was due primarily to a non-cash write-down of legacy product inventory in the nine months ended September 30, 2017 of $703,220 partially offset by a net unfavorable adjustment to the Company’s warranty accrual of $150,000 and the impact of higher sales volumes.

Gross Loss.   Gross loss for the nine months ended September 30, 2018 was $327,787 compared to a gross loss of $920,388 for the nine months ended September 30, 2017 due to the decline in cost of revenues.

Research and Development Expenses.   Research and development expenses decreased by $856,698, or 25%, to $2,517,688 in the nine months ended September 30, 2018 from $3,374,386 in the nine months ended September 30, 2017. The decrease was due primarily to the impact of cost reduction activities including lower personnel, development and certification costs.

General and Administrative Expenses.   General and administrative expenses decreased by $345,324, or 12%, to $2,630,936 in the nine months ended September 30, 2018 from $2,976,260 in the nine months ended September 30, 2017. The decrease was primarily due to lower non-cash charges for patent abandonments and stock-based compensation and the favorable impact of cost reduction activities, including lower personnel costs, partly offset by higher legal fees.

Sales and Marketing Expenses.   Sales and marketing expenses decreased by $651,776, or 53%, to $588,937 in the nine months ended September 30, 2018 from $1,240,713 in the nine months ended September 30, 2017. The decrease was due to a $325,235 decline in bad debt expense, including a $162,000 recovery in the nine months ended September 30, 2018, and the impact of costs reduction activities including lower professional fees of $221,871 and personnel costs of $175,095, partially offset by higher stock-based compensation costs of $167,429 due to significant forfeitures in 2017.

Loss from Operations.   Our loss from operations for the nine months ended September 30, 2018 was $6,065,348 compared to loss from operations of $8,511,747 for the nine months ended September 30, 2017.

Interest Income, net.    Net interest income was $36,817 for the nine months ended September 30, 2018 compared to $15,440 for the nine months ended September 30, 2017. The increase was the result of late fees associated with the recovery of a delinquent customer receivable.

Net Loss.   Our net loss for the nine months ended September 30, 2018 was $6,028,531 as compared to a net loss of $8,496,307 for the nine months ended September 30, 2017. The decrease is attributable to reduced operating expenses as the result of cost reduction activities, the favorable resolution of legal proceedings and higher non-cash charges associated with inventory write-downs, patent impairments and bad debt expense in 2017.

Liquidity and Capital Resources

We do not currently generate enough revenue to sustain our operations. We have funded our operations through the sale of common stock and, prior to our initial public offering, the issuance of convertible debt.

At September 30, 2018, we had cash and cash equivalents of $5,538,765. Our net working capital and long-term debt at September 30, 2018 were $4,227,710 and $0, respectively.

Operating activities in the nine months ended September 30, 2018 resulted in cash outflows of $4,344,001, which were due primarily to the net loss for the period of $6,028,531, partly offset by non-cash items of $1,126,261, related primarily to stock-based compensation of $837,810 and depreciation and amortization of $297,007, and favorable balance sheet timing of $558,269. Operating activities in the nine months ended September 30, 2017 resulted in cash outflows of $5,924,245, which were due primarily to the net loss for the period of $8,496,307, partly offset by non-cash items of $2,425,141, related primarily to stock-based compensation of $833,637, inventory write-downs of $703,220, depreciation and amortization of $339,493, patent impairments of $268,789 and bad debt expense of $226,557 as well as favorable balance sheet timing of $146,921.

Investing activities in the nine months ended September 30, 2018 and 2017 resulted in cash outflows of $136,865 and $265,684, respectively, for the acquisition of fixed assets and intangible assets.

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

Financing activities in the nine months ended September 30, 2018 resulted in cash outflows of $2,616 related to the payment of taxes associated with the vesting of stock awards. Financing activities in the nine months ended September 30, 2017 resulted in cash inflows of $13,666,900 related primarily to our Private Placement net proceeds of $13,657,331. In the Private Placement, each share of common stock or preferred stock was sold together with a warrant to purchase one share of common stock at a collective price of $2.535. Investors purchased an aggregate of 5,220,826 shares of common stock and 708,430 shares of preferred stock together with warrants to purchase 5,929,256 shares of common stock in the Private Placement for aggregate gross proceeds of $15.0 million. Net cash proceeds are after offering fees and expenses, including the placement agent fee of $1.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of September 30, 2018, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no other material changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in our 2017 Annual Report on Form 10-K except as follows:

On June 21, 2018, an arbitrator issued a final and binding award, or the Final Award, on all issues except as to attorney’s fees and costs, related to arbitration between us and Libra Industries, Inc. (Libra), our prior contract manufacturer, and in the Final Award, the arbitrator denied Libra’s claims and awarded us $163,105 for our claims. On July 15, 2018, the arbitrator issued a Supplemental Final Award on Attorney’s Fees and Costs, awarding us an additional $165,346. We received full payment of the award, totaling $328,451, on August 2, 2018.

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

As discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” we realigned our business into two separate operating divisions. Our Power Conversion Systems division focuses on our PPSA™ technology, while our B-TRAN division focuses on our B-TRAN solid state switch technology. We took several corporate actions in connection with the creation of these two operating divisions, including reassigning our former president and chief executive officer, R. Daniel Brdar, to the position of B-TRAN Chief Commercial Officer and hiring Dr. Lon E. Bell as our president and chief executive officer in addition to his role as chairman of our board of directors. This separation may result in additional costs and expenses and may cause logistical and operational complexities that will divert management’s attention both during and after separation. We cannot assure you that the separation of our business into two divisions will not have a material adverse impact on our results of operations.

We must raise additional funds to finance our operations and remain a going concern.

We had a net loss of $6.0 million and used $4.3 million of cash in operating activities for the nine months ended September 30, 2018. At September 30, 2018, we had net working capital of $4.2 million and our principal source of liquidity consisted of $5.5 million of cash and cash equivalents. We expect that our net losses will continue for at least the next several quarters in order to meet our operating requirements. Such losses may fluctuate, the fluctuations may be substantial, and we may never become profitable. We will need to raise additional capital through financings from third parties to successfully execute our current operating plan. There can be no assurance that we will be able to raise capital when needed or on terms favorable to us and our stockholders. If external financing sources are not available or are inadequate to fund operations, or forecasted revenue growth does not materialize, we will be required to reduce operating costs, which could jeopardize future strategic initiatives and business plans.

If we are unable to regain compliance with the listing requirements of The NASDAQ Stock Market, our common stock may be delisted from Nasdaq which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

Our common stock is listed on The NASDAQ Stock Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholder's equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq.

On September 7, we received notice, or the Minimum Bid Price Notice, from Nasdaq that we are not currently in compliance with the $1.00 minimum closing bid price requirement of Nasdaq Listing Rule 5550(a)(2). The Minimum Bid Price Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we have until March 6, 2019 to regain compliance with the minimum bid price requirement by having the closing bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days. If we do not regain compliance with the minimum bid price requirement by March 6, 2019, we may be eligible to transfer the listing of our common stock from The NASDAQ Stock Market to the Nasdaq Capital Market if, at the time of such transfer, we meet the initial listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for the Nasdaq Capital Market (except for the minimum bid price requirement) and provide Nasdaq with written notice of our intention to cure the minimum bid price requirement deficiency. In response, Nasdaq may provide us an additional 180 day period to satisfy the minimum bid price requirement. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are not eligible, Nasdaq will provide notice to us that our common stock will be subject to delisting as described below. The Minimum Bid Price Notice had no immediate effect on the listing of our common stock and our common stock will continue to trade on the Nasdaq Stock Market under the symbol “IPWR” at this time.

If we fail to regain compliance with the minimum bid price requirement during the applicable compliance period, we will receive notification from Nasdaq that our common stock is subject to delisting. At that time we may then appeal the delisting determination to a Hearings Panel. Such notification will have no immediate effect on our listing on The NASDAQ Stock Market, nor will it have an immediate effect on the trading of our common stock pending such hearing. There can be no assurance, however, that we will be able to regain compliance with Nasdaq's minimum bid price requirement. If we regain compliance with the Nasdaq's minimum bid price requirement, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for The NASDAQ Stock Market, or that our common stock will not be delisted from The NASDAQ Stock Market in the future. In addition, we may be unable to meet other applicable listing requirements of The NASDAQ Stock Market, in which case our common stock could be delisted notwithstanding our ability to demonstrate compliance with the minimum bid price requirements.

Delisting from The NASDAQ Stock Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities. If we are delisted from The NASDAQ Stock Market and we are not able to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or in the "pink sheets." As a result, we could face significant adverse consequences including, among others:

•	a limited availability of market quotations for our securities;
•	a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and little or no analyst coverage for us;
•	we would no longer qualify for exemptions from state securities registration requirements, which may require us to comply with applicable state securities laws; and
•	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3) or obtain additional financing in the future.

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

Dated November 14, 2018	IDEAL POWER INC.

	By:	/s/ Lon E. Bell
Lon E. Bell
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer