Form 10-Q
period 2019-03-31
Ideal Power Inc.
filed 2019-05-15
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2019

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

(Zip Code)

(512) 264-1542

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IPWR	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2019, the issuer had 14,722,840 shares of common stock, par value $.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,228,664	$3,258,077
Prepayments and other current assets	332,833	333,877
Current assets of discontinued operations held for sale	727,943	1,096,323
Total current assets	3,289,440	4,688,277

Property and equipment, net	55,600	63,214
Intangible assets, net	1,411,263	1,396,409
Right of use asset	386,624	–
Other assets	17,920	17,920
Total assets	$5,160,847	$6,165,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,456	$94,203
Accrued expenses	177,828	167,755
Current portion of lease liability	167,090	–
Current liabilities of discontinued operations held for sale	501,436	877,755
Total current liabilities	976,810	1,139,713

Long-term lease liability	221,828	–
Other long-term liabilities	430,978	428,163
Total liabilities	1,629,616	1,567,876

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 810,000 shares issued and outstanding at March 31, 2019 and 1,518,430 shares issued at December 31, 2018, respectively	810	1,518
Common stock, $0.001 par value; 50,000,000 shares authorized; 14,736,020 shares issued and 14,722,840 shares outstanding at March 31, 2019 and 14,027,590 shares issued and 14,014,410 shares outstanding at December 31, 2018, respectively	14,736	14,028
Additional paid-in capital	67,984,046	68,009,860
Treasury stock, at cost, 13,180 shares at March 31, 2019 and December 31, 2018, respectively	(13,210)	(13,210)
Accumulated deficit	(64,455,151)	(63,414,252)
Total stockholders’ equity	3,531,231	4,597,944
Total liabilities and stockholders’ equity	$5,160,847	$6,165,820

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2019	2018
Product revenue	$–	$–
Cost of product revenue	–	–
Gross profit	–	–

Operating expenses:
Research and development	218,216	94,544
General and administrative	468,390	882,099
Total operating expenses	686,606	976,643

Loss from continuing operations before interest	(686,606)	(976,643)
Interest (income) expense, net	7,118	(1,315)
Loss from continuing operations	(693,724)	(975,328)
Loss from discontinued operations	(347,175)	(1,080,834)
Net loss	$(1,040,899)	$(2,056,162)

Loss from continuing operations per share – basic and fully diluted	$(0.05)	$(0.07)
Loss from discontinued operations per share – basic and fully diluted	(0.02)	(0.08)
Net loss per share – basic and fully diluted	$(0.07)	$(0.15)

Weighted average number of shares outstanding – basic and fully diluted	14,313,525	13,991,121

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Loss from continuing operations	$(693,724)	$(975,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,595	43,704
Write-off of capitalized patents	–	10,873
Stock-based compensation	26,621	143,356
Decrease in operating assets:
Prepayments and other current assets	1,044	32,645
Increase (decrease) in operating liabilities:
Accounts payable	36,253	(55,362)
Accrued expenses	15,182	(85,084)
Net cash used in operating activities	(587,029)	(885,196)
Net cash used on operating activities – discontinued operations	(409,867)	(942,176)

Cash flows from investing activities:
Purchase of property and equipment	(1,194)	–
Acquisition of intangible assets	(31,323)	(33,561)
Net cash used in investing activities	(32,517)	(33,561)
Net cash used in investing activities – discontinued operations	–	(8,046)

Net decrease in cash and cash equivalents – continuing operations	(619,546)	(918,757)
Net decrease in cash and cash equivalents – discontinued operations	(409,867)	(950,222)
Cash and cash equivalents at beginning of period	3,258,077	10,022,247
Cash and cash equivalents at end of period	$2,228,664	$8,153,268

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2019 and 2018

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2017	13,998,465	$13,998	1,518,430	$1,518	$67,081,359	2,344	$(7,489)	$(55,509,263)	$11,580,123
Stock-based compensation	—	—	—	—	192,033	—	—	—	192,033
Net loss for the three months ended March 31, 2018	—	—	—	—	—	—	—	(2,056,162)	(2,056,162)
Balances at March 31, 2018	13,998,465	$13,998	1,518,430	$1,518	$67,273,392	2,344	$(7,489)	$(57,565,425)	$9,715,994

Balances at December 31, 2018	14,027,590	$14,028	1,518,430	$1,518	$68,009,860	13,180	$(13,210)	$(63,414,252)	$4,597,944
Conversion of preferred stock to common stock	708,430	708	(708,430)	(708)	—	—	—	—	—
Stock-based compensation	—	—	—	—	(25,814)	—	—	—	(25,814)
Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	(1,040,899)	(1,040,899)
Balances at March 31, 2019	14,736,020	$14,736	810,000	$810	$67,984,046	13,180	$(13,210)	$(64,455,151)	$3,531,231

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

On April 16, 2018, the Company realigned into two operating divisions: Power Conversion Systems, to continue the commercialization of its PPSA™ technology, and B-TRAN, to develop its Bi-directional bi-polar junction TRANsistor (B-TRAN™) solid state switch technology. On January 2, 2019, the Board of Directors of the Company (the “Board”) approved a strategic shift to focus on the commercialization of its B-TRAN™ technology and a plan to suspend further power converter system development and sales while the Company located a buyer for its power conversion systems division.

Since its inception, the Company has generated limited revenues from the sale of products and has financed its research and development efforts and operations through the sale of common stock. The Company’s continued operations are dependent upon its ability to obtain adequate sources of funding through future revenues, follow-on stock offerings, debt financing, co-development agreements, government grants, sale or licensing of developed intellectual property or other alternatives.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Balance Sheet at December 31, 2018 has been derived from the Company’s audited financial statements.

In the opinion of management, these financial statements reflect all normal recurring, and other adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

Liquidity and Going Concern

As reflected in the accompanying condensed financial statements, the Company had a net loss of $1 million and used $1 million of cash in operating activities for the three months ended March 31, 2019. At March 31, 2019, the Company had net working capital of $2.3 million and the Company’s principal source of liquidity consisted of $2.2 million of cash and cash equivalents.

In order to meet the Company’s operating requirements through at least the next twelve months from the date of issuance of these financial statements, it will need to raise additional capital from third parties. There can be no assurance that the Company will be successful in obtaining third party financing. If external financing sources are not available or are inadequate to fund operations, or the technology under development is not capable of generating sustainable revenues in the future, the Company will be required to reduce operating costs, which could jeopardize future strategic initiatives and business plans. Accordingly, these factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s 2018 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to develop profitable operations through implementation of its current business initiatives, however, there can be no assurances that the Company will be able to do so. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recently Adopted Standards

 In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company elected not to early adopt this standard. Upon adoption, the Company recognized its lease commitment as a lease liability and right-of-use asset. For more details regarding the lease commitment, see Note 5.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Discontinued Operations

On January 2, 2019, the Board approved a strategic shift to focus on the commercialization of its B-TRAN™ technology and a plan to suspend further power converter system development and sales while the Company located a buyer for its power conversion systems division. On January 4, 2019, the Company implemented a reduction-in-force in connection with this exit activity and recognized an expense of $92,600 in involuntary termination benefits.

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

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale:

	March 31,	December 31,
	2019	2018
Accounts receivable, net	$47,250	$270,768
Inventories, net	134,082	131,342
Prepayments and other current assets	17,336	22,322
Property and equipment, net	327,122	329,738
Intangible assets, net (1)	202,153	342,153
Current assets held for sale (2)	$727,943	$1,096,323

Accounts payable	$41,773	$356,113
Accrued expenses	459,663	521,642
Current liabilities held for sale	$501,436	$877,755

(1)	Includes an impairment charge of $500,000 of which $140,000 was recognized in the three months ended March 31, 2019, calculated as the net book value of assets held for sale prior to the impairment less the expected proceeds from the planned sale. The expected proceeds are based on the estimated fair value of the net assets held for sale less the estimated cost to sell the net assets held for sale.
(2)	The assets of the discontinued operations classified as held for sale are classified as current on the March 31, 2019 and December 31, 2018 balance sheets because it is probable that the sale will occur and proceeds will be collected within one year.

The following is a reconciliation of the major classes of line items constituting loss on discontinued operations to loss on discontinued operations shown in the Statement of Operations:

	March 31,
	2019	2018
Product revenue	$113,500	$181,500
Cost of product revenue	98,768	334,963
Research and development	160,284	663,239
General and administrative	25,506	9,889
Sales and marketing	36,117	254,243
Impairment (1)	140,000	—
Loss on discontinued operations	$(347,175)	$(1,080,834)

(1)	For the three months ended March 31, 2019, includes an impairment charge of $140,000, calculated as the net book value of assets held for sale prior to the impairment less the expected proceeds from the planned sale. The expected proceeds are based on the estimated fair value of the net assets held for sale less the estimated cost to sell the net assets held for sale.

Note 4 – Intangible Assets

Intangible assets, net consisted of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Patents	$855,327	$824,004
Other intangible assets	732,175	732,175
	1,587,502	1,556,179
Accumulated amortization	(176,239)	(159,770)
	$1,411,263	$1,396,409

Amortization expense amounted to $16,469 and $15,950 for the three months ended March 31, 2019 and 2018, respectively. Amortization expense for the succeeding five years and thereafter is $49,543 (2019), $66,057 (2020-2023) and $717,148 (thereafter).

At March 31, 2019 and December 31, 2018, the Company had capitalized $380,344 and $354,427, respectively, for costs related to patents that have not been awarded.

Note 5 – Lease

The Company leases 14,782 square feet of office and laboratory space located in Austin, Texas. On April 20, 2018, the Company entered into an amendment to its existing operating lease which extended the lease term from May 31, 2018 to May 31, 2021. The annual base rent in the first year of the lease extension is $184,775 and increases by $7,391 in each succeeding year of the lease extension. In addition, the Company is required to pay its proportionate share of operating costs for the building under this triple net lease. The lease does not contain renewal or termination options.

On January 1, 2019, the Company adopted ASC 842 utilized a modified retrospective approach with a date of initial application at the beginning of the period of adoption. At adoption, the Company recognized a right of use asset of $422,819 and lease liability of $427,131. As the discount rate implicit in the lease was not readily determinable and the Company did not have any outstanding indebtedness, the Company utilized market data, giving consideration to remaining term of the lease, to estimate its incremental borrowing rate at 8% per annum for purposes of calculating the right of use asset and lease liability.

Future undiscounted minimum payments under the lease, as amended, are as follows:

For the Year Ended December 31,	Amount
2019	$142,893
2020	196,477
2021	83,149
Total future undiscounted minimum lease payments	$422,519
Less: imputed interest	(33,601)
Total lease liability	$388,918

For the three months ended March 31, 2019, operating cash flows for lease payments totaled $46,194 and the operating lease cost, recognized on a straight-line basis, totaled $48,488. At March 31, 2019, the remaining lease term was 26 months.

Note 6 – Commitments and Contingencies

License Agreement

In 2015, the Company entered into licensing agreements which expire on February 7, 2033. Per the agreements, the Company has an exclusive royalty-free license associated with semiconductor power switches which enhances its intellectual property portfolio. The agreements include both fixed and variable payments. The variable payments are a function of the number of associated patent filings pending and patents issued under the agreements. The Company will pay $10,000 for each patent filing pending and $20,000 for each patent issued within 20 days of December 21st of each year of the agreements, up to a maximum of $100,000 per year (i.e. five issued patents). Through March 31, 2019, two patents associated with the agreements were issued. The estimated present value of future payments under the licensing agreements is shown on the Balance Sheet as other long-term liabilities. The Company is accruing interest for future payments related to the issued patents associated with these agreements.

Indemnification of Executives

The employment agreements of Company executives include an indemnification provision whereby the Company shall indemnify and defend, at the Company’s expense, its executives so as long as an executive’s actions were taken in good faith and in furtherance of Company’s business and within the scope of executive’s duties and authority.

Note 7 — Common and Preferred Stock

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

Note 8 — Equity Incentive Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved shares of common stock for issuance under the Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.

At March 31, 2019, 764,588 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2018	1,470,447	$5.08	6.8
Granted	—
Forfeited/Expired/Exchanged	(188,900)	$5.61
Outstanding at March 31, 2019	1,281,547	$5.00	6.6
Exercisable at March 31, 2019	1,276,297	$4.99	6.6

A summary of the Company’s restricted stock unit activity is as follows:

Restricted Stock Units
Outstanding at December 31, 2018	69,375
Granted	—
Vested	—
Forfeited	(58,125)
Outstanding at March 31, 2019	11,250

The Company had 119,000 performance stock units outstanding at both March 31, 2019 and December 31, 2018.

At March 31, 2019, there was $106,421 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.4 years.

Note 9 — Warrants

The Company had 7,128,176 and 7,136,078 warrants outstanding at March 31, 2019 and December 31, 2018, respectively, with a weighted average exercise price of $2.62 per share. During the three months ended March 31, 2019, 7,902 warrants expired. At March 31, 2019, all warrants are exercisable, although for the Company’s two largest beneficial owners their warrants may be exercised only to the extent that the total number of shares of common stock then beneficially owned by these shareholders does not exceed 9.99% of the outstanding shares of the Company’s common stock.

Note 10 — Subsequent Events

On April 4, 2019, the Company entered into Award Forfeiture Agreements (“Forfeiture Agreements”) with certain of the Company’s executives and members of its Board. Pursuant to the Forfeiture Agreements, these individuals voluntarily forfeited their equity award grants with a grant date prior to January 1, 2018. The forfeitures included 495,794 stock options and 119,000 performance stock units issued under the Plan and 250,000 stock options not issued under the Plan.

On April 11, 2019, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Pathion Holdings, Inc., a Delaware corporation (the “Purchaser”) and Pathion, Inc., a Delaware corporation (“Subsidiary” and together with the Purchaser, the “Purchaser Entities”) to sell certain assets related to the Company’s PPSA™ / Power Conversion Systems business (the “PPSA Business”). The purchase price consists of $500,000 in cash and 150,000 shares of the common stock of the Purchaser. Pursuant to the Purchase Agreement, the Purchaser will assume certain liabilities relating to the PPSA Business, and the Purchaser shall have a limited three (3) year exclusive option to purchase the Company’s B-TRAN™, subject to certain minimum purchase obligations. The option is limited to third parties and for use in commercial, industrial, microgrid and grid-scale standalone energy storage systems using an integrated multi-port power conversion system. The Purchase Agreement contains customary provisions for an asset sale including representations and warranties, indemnification for intellectual property-related matters and indemnification, expiring after 6 months, for certain assumed liabilities in excess of $1 million. The closing of the transaction is contingent upon the Company and the Purchaser entering into an agreement pursuant to which the Company will sublease to the Purchaser approximately 80% of the premises located at 4120 Freidrich Lane, Suite 100, Austin, Texas, and the satisfaction of customary closing conditions. Subject to certain exceptions described in the Purchase Agreement, in the event that the Purchase Agreement is terminated by either party prior to closing, a “break-up” fee of $200,000 shall be payable to the non-terminating party. The transaction is expected to close in May 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "hopes," "expects," "anticipates," "estimates," "projects," "intends," "plans," "would," "should," "could," "may" or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	our history of losses;

•	our ability to generate revenue;

•	our limited operating history;

•	the size and growth of markets for our technology;

•	regulatory developments that may affect our business;

•	our ability to successfully develop new technologies, particularly our bi-directional bipolar junction transistor, or B-TRAN™;

•	our expectations regarding the timing of prototype and commercial fabrication of B-TRAN™ devices;

•	our expectations regarding the performance of our B-TRAN™ and the consistency of that performance with both internal and third-party simulations;

•	the expected performance of future products incorporating our B-TRAN™;

•	the performance of third-party consultants and service providers whom we have and will continue to rely on to assist us in development of our B-TRAN™ and related drive circuitry;

•	the rate and degree of market acceptance for our B-TRAN™;

•	The time required for third parties to redesign, test and certify their products incorporating our B-TRAN™;

•	our ability to successfully license our B-TRAN™ technology;

•	our ability to secure strategic partnerships with semiconductor fabricators and others related to our B-TRAN™ technology;

•	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our technology;

•	the success of our efforts to manage cash spending, particularly prior to the commercialization of our B-TRAN™ technology;

•	general economic conditions and events and the impact they may have on us and our potential partners and licensees;

•	our ability to obtain adequate financing in the future, as and when we need it;

•	our success at managing the risks involved in the foregoing items; and

•	other factors discussed in this report.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2018 financial statements and related notes included in our Annual Report on Form 10-K. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part II, Item 1A of this report.

Overview

Ideal Power is located in Austin, Texas. Prior to 2019, we were primarily focused on the design, marketing and sale of electrical power conversion products using our proprietary technology called Power Packet Switching Architecture™, or PPSA™. PPSA™ is a power conversion technology that improves upon existing power conversion technologies in key product metrics, such as size and weight while providing built-in isolation and bi-directional and multi-port capabilities. PPSA™ utilizes standardized hardware with application specific embedded software. Our products were designed to be used in both on-grid and off-grid applications with a focus on solar + storage, microgrid and stand-alone energy storage applications. The principal products of the Company were 30-kilowatt power conversion systems, including 2-port and multi-port products.

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

To date, operations have been funded primarily through the sale of common stock. Total revenue generated from inception to date as of March 31, 2019 amounted to $14.9 million with approximately $12.4 million of that revenue from discontinued operations and the remainder from grant revenue for bi-directional power switch development. We did not have revenue from continuing operations in the three months ended March 31, 2019 and 2018. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology.

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

Power semiconductors are solid-state devices that act as a switch without any mechanical movement. Solid-state devices are completely made from a solid material, typically silicon, and their flow of charges is confined within this solid material. The term solid-state is often used to show a difference with the earlier technologies of vacuum and gas-discharge tube devices and also to exclude the conventional electro-mechanical devices such as relays, switches, hard drives and other devices with moving part. Solid-state switches are typically more efficient due to lower losses during power processing.

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

Our PPSA™-based products incorporate multiple IGBTs, which are power switches used in the process to convert power from one current form to another. IGBTs switch power in only one direction (DC to AC or AC to DC) and require the use of a blocking diode to prevent power from flowing back through the system. To enable our PPSA™ products to perform bi-directional power conversion, for each IGBT and diode used in our products, we were required to include a second IGBT and diode. These additional components have slight voltage drops that affect the electrical efficiency of our products and generate heat that must be dissipated. To eliminate the need to utilize four devices and to improve the performance of bi-directional switching, a true bi-directional switch is necessary. While we initially focused on the development of a BD-IGBT under the ARPA-E grant, we shifted our focus under the grant to the development of a new, highly efficient power switch called a bi-directional bipolar transistor, or B-TRAN™, that we believe will allow us to substitute one B-TRAN™ for two pairs of IGBTs and diodes used in PPSA™ products but, more importantly, is a potential replacement for conventional power switches in the broader power semiconductor market. The B-TRAN™ leverages many of the same processing steps we had developed for the BD-IGBT while also providing us with certain key advantages including patentability and higher efficiency compared to a BD-IGBT.

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

In 2016, one of our semiconductor fabricators successfully fabricated single-sided B-TRAN™ silicon dies and test results on the single-sided B-TRAN™ die were consistent with third-party simulations that predict significant performance and efficiency improvements over conventional power switches such as silicon-controlled rectifiers (“SCRs”), IGBTs and MOSFETs. In the second half of 2017, we shifted our focus to de-risking the proof of concept phase of the B-TRAN™ development timeline, as this phase of development was taking longer than anticipated due to the complexity of manufacturing complicated, two-sided power semiconductor devices. To facilitate this, we engaged a second semiconductor fabricator, on a parallel path, to produce a less complex to manufacture B-TRAN™ on an accelerated schedule for proof of concept and initial testing. In the first quarter of 2018, we successfully confirmed the proof of concept of double-sided B-TRAN™ prototypes, validating the ability to make B-TRAN™ semiconductor power switches using conventional silicon semiconductor fabrication equipment and processes. Test results on the standard double-sided prototypes measured B-TRAN™ electrical losses at less than 40% that of conventional power switches such as silicon IGBTs.

In the second quarter of 2018, a domestic semiconductor fabricator was qualified and engaged for development runs on the standard version of the B-TRAN™. As a result, we now have the next run of devices with two fabricators in process. These runs incorporate the results of prior runs and testing into the B-TRAN™ design and their manufacturing process. With the double-sided transistor behavior and low conduction losses confirmed and corrections and improvements in the manufacturing process implemented, the next goal is to complete the fabrication of prototype engineering samples for engineering evaluation by potential customers and partners. These samples will include a packaging design based on our previous work and a driver. We have completed the design, first build and functional check-out of a prototype driver. The coupling of device samples with a driver will form the basis of an intelligent module required for potential customer and partner evaluation.

Business Strategy & Target Markets

Once we have completed the fabrication of engineering samples for engineering evaluation by potential customers and partners, we intend to engage potential partners for our B-TRAN™ utilizing a licensing model.

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

Intellectual Property

We rely on a combination of patents, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with our employees and others, to establish and protect our intellectual property rights. As of March 31, 2019, we had 33 US and 11 foreign issued patents on our B-TRAN™ technology as well as approximately 30 additional pending U.S. and international patent applications on our B-TRAN™ technology. We expect to continue to build our patent estate for our bi-directional switch technology and other technological developments that broaden the scope of our technology platform.

Critical Accounting Policies

There have been no significant changes during the three months ended March 31, 2019 to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Results of Operations

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

Research and Development Expenses.   Research and development expenses increased by $123,672, or 131%, to $218,216 in the three months ended March 31, 2019 from $94,544 in the three months ended March 31, 2018. The increase was due to higher personnel costs. We expect flat to higher research and development expenses for the balance of 2019.

General and Administrative Expenses.   General and administrative expenses decreased by $413,709, or 47%, to $468,390 in the three months ended March 31, 2019 from $882,099 in the three months ended March 31, 2018. The decrease was due primarily to lower personnel costs of $182,418, lower stock compensation expense of $133,645, lower contract labor costs of $35,733 and lower legal fees of $34,485. General and administrative expenses were impacted by our cost reduction plan, inclusive of reduced headcount, and an absence of grants in recent years to tenured executives. We expect flat to lower general and administrative expenses for the balance of 2019 exclusive of the impact of any equity award grants.

Interest (Income) Expense, Net.    Net interest expense was $7,118 for the three months ended March 31, 2019 compared to net interest income of $1,315 for the three months ended March 31, 2018.

Loss from Continuing Operations.  Our loss from continuing operations for the three months ended March 31, 2019 was $693,724 or 29% lower than the $975,328 loss from continuing operations for the three months ended March 31, 2018.

Loss from Discontinued Operations.   Our loss from discontinued operations for the three months ended March 31, 2019 was $347,175, or 68% lower than the $1,080,834 loss from discontinued operations for the three months ended March 31, 2018. The loss from discontinued operations was significantly lower than the comparative prior year period as we suspended operations of our power conversion system division on January 4, 2019, including the implementation of a significant reduction-in-force. Loss from discontinued operations for the three months ended March 31, 2019 includes a $140,000 impairment of assets held for sale to write-down these assets to expected net proceeds from the anticipated sale.

Net Loss.   Our net loss for the three months ended March 31, 2019 was $1,040,899, or 49% lower, as compared to a net loss of $2,056,162 for the three months ended March 31, 2018.

Liquidity and Capital Resources

We currently do not generate revenue. We have funded our operations through the sale of common stock.

At March 31, 2019, we had cash and cash equivalents of $2,228,664. Our net working capital and long-term debt at March 31, 2019 were $2,312,630 and $0, respectively.

Operating activities in the three months ended March 31, 2019 resulted in cash outflows of $996,896, which were due to the loss from continuing operations for the period of $693,724 and cash used in operating activities related to discontinued operations of $409,867 partly offset by non-cash items, including depreciation and amortization and stock-based compensation, of $54,216 and favorable balance sheet timing of $52,479. Operating activities in the three months ended March 31, 2018 resulted in cash outflows of $1,827,372, which were due to the loss from continuing operations for the period of $975,328, cash used in operating activities related to discontinued operations of $942,176 and unfavorable balance sheet timing of $107,801 partly offset by stock-based compensation of $143,356, depreciation and amortization of $43,704 and patent impairment charges of $10,873. We expect a significant reduction in cash outflows from operating activities for the balance of 2019 due to the elimination of cash flows from discontinued operations once a sale of these operations is completed.

Investing activities in the three months ended March 31, 2019 and 2018 resulted in cash outflows of $32,517 and $41,607, respectively, for the acquisition of fixed assets and intangible assets. In the three months ended March 31, 2018, cash outflows from investing activities included $8,046 in cash outflows related to discontinued operations.

Financing activities in the three months ended March 31, 2019 and 2018 resulted in no cash inflows or outflows.

As our technology is in the development stage and has not yet been commercialized, we will be required to obtain additional financing to continue our operations and execute our business plan. Even in the event we complete the planned sale of our power conversion systems division in the near term, we will still need to raise additional capital within the next twelve to months from the date of issuance of this report to fund our future operations. We may not be able to obtain such financing on commercially reasonable terms or at all. If we are unable to obtain such financing when needed, we will be required to reduce operating costs, which could jeopardize current and future strategic initiatives and business plans, or cease operations. Our independent registered public accounting firm, in its report on our 2018 financial statements, raised substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Trends, Events and Uncertainties

There are no material changes from trends, events or uncertainties disclosed in our 2018 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of March 31, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in our 2018 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 11, 2019, we entered into an asset purchase agreement (the “Purchase Agreement”) with Pathion Holdings, Inc., a Delaware corporation (the “Purchaser”) and Pathion, Inc., a Delaware corporation (“Subsidiary” and together with the Purchaser, the “Purchaser Entities”) to sell certain assets related to our PPSA™ / Power Conversion Systems business (the “PPSA Business”). The purchase price consists of $500,000 in cash and 150,000 shares of the common stock of the Purchaser. Pursuant to the Purchase Agreement, the Purchaser will assume certain liabilities relating to the PPSA Business, and the Purchaser shall have a limited three (3) year exclusive option to purchase our B-TRAN™, subject to certain minimum purchase obligations. The option is limited to third parties and for use in commercial, industrial, microgrid and grid-scale standalone energy storage systems using an integrated multi-port power conversion system. The Purchase Agreement contains customary provisions for an asset sale including representations and warranties, indemnification for intellectual property-related matters and indemnification, expiring after 6 months, for certain assumed liabilities in excess of $1 million. The closing of the transaction is contingent upon us and the Purchaser entering into an agreement pursuant to which we will sublease to the Purchaser approximately 80% of our premises located at 4120 Freidrich Lane, Suite 100, Austin, Texas, and the satisfaction of customary closing conditions. Subject to certain exceptions described in the Purchase Agreement, in the event that the Purchase Agreement is terminated by either party prior to closing, a “break-up” fee of $200,000 shall be payable to the non-terminating party. The transaction is expected to close in May 2019.

ITEM 6. EXHIBITS

Exhibit Number	Document

2.1*	Asset Purchase Agreement between the Company, Pathion Holdings, Inc. and Pathion, Inc. dated April 11, 2019

10.1*†	Award Forfeiture Agreement by and between the Company and Lon E. Bell dated April 4, 2019

10.2*†	Award Forfeiture Agreement by and between the Company and R. Daniel Brdar dated April 4, 2019

10.3*†	Award Forfeiture Agreement by and between the Company and Timothy Burns dated April 4, 2019

10.4*†	Award Forfeiture Agreement by and between the Company and David Eisenhaure dated April 4, 2019

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

10.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, has duly, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 15, 2019	IDEAL POWER INC.

	By:	/s/ Lon E. Bell
Lon E. Bell
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer

