Form 10-Q
period 2019-06-30
Ideal Power Inc.
filed 2019-08-14
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2019, the issuer had 14,722,840 shares of common stock, par value $.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,437,797	$3,258,077
Prepayments and other current assets	221,530	333,877
Current assets of discontinued operations held for sale	393,408	1,096,323
Total current assets	2,052,735	4,688,277

Property and equipment, net	54,682	63,214
Intangible assets, net	1,647,477	1,396,409
Right of use asset	345,344	–
Other assets	17,920	17,920
Total assets	$4,118,158	$6,165,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,039	$94,203
Accrued expenses	169,561	167,755
Current portion of lease liability	172,327	–
Current liabilities of discontinued operations held for sale	473,686	877,755
Total current liabilities	912,613	1,139,713

Long-term lease liability	176,989	–
Other long-term liabilities	647,164	428,163
Total liabilities	1,736,766	1,567,876

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 810,000 shares issued and outstanding at June 30, 2019 and 1,518,430 shares issued at December 31, 2018, respectively	810	1,518
Common stock, $0.001 par value; 50,000,000 shares authorized; 14,736,020 shares issued and 14,722,840 shares outstanding at June 30, 2019 and 14,027,590 shares issued and 14,014,410 shares outstanding at December 31, 2018, respectively	14,736	14,028
Additional paid-in capital	68,085,889	68,009,860
Treasury stock, at cost, 13,180 shares at June 30, 2019 and December 31, 2018, respectively	(13,210)	(13,210)
Accumulated deficit	(65,706,833)	(63,414,252)
Total stockholders’ equity	2,381,392	4,597,944
Total liabilities and stockholders’ equity	$4,118,158	$6,165,820

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenue	$–	$–	$–	$–
Cost of product revenue	–	–	–	–
Gross profit	–	–	–	–

Operating expenses:
Research and development	335,752	322,218	553,968	416,762
General and administrative	580,663	803,312	1,049,053	1,685,411
Total operating expenses	916,415	1,125,530	1,603,021	2,102,173

Loss from continuing operations before interest	(916,415)	(1,125,530)	(1,603,021)	(2,102,173)
Interest (income) expense, net	(6,809)	(35,614)	309	(36,929)
Loss from continuing operations	(909,606)	(1,089,916)	(1,603,330)	(2,065,244)
Loss from discontinued operations	(342,076)	(632,530)	(689,251)	(1,713,364)
Net loss	$(1,251,682)	$(1,722,446)	$(2,292,581)	$(3,778,608)

Loss from continuing operations per share – basic and fully diluted	$(0.06)	$(0.08)	$(0.11)	$(0.15)
Loss from discontinued operations per share – basic and fully diluted	(0.03)	(0.04)	(0.05)	(0.12)
Net loss per share – basic and fully diluted	$(0.09)	$(0.12)	$(0.16)	$(0.27)

Weighted average number of shares outstanding – basic and fully diluted	14,722,840	13,992,791	14,519,313	13,991,961

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Loss from continuing operations	$(1,603,330)	$(2,065,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,497	82,091
Write-off of capitalized patents	–	10,873
Stock-based compensation	140,190	510,160
Decrease in operating assets:
Prepayments and other current assets	112,347	(243,632)
Increase (decrease) in operating liabilities:
Accounts payable	2,836	(158,215)
Accrued expenses	(7,588)	(5,980)
Net cash used in operating activities	(1,299,048)	(1,869,947)
Net cash used in operating activities – discontinued operations	(465,328)	(1,072,185)

Cash flows from investing activities:
Purchase of property and equipment	(1,194)	–
Acquisition of intangible assets	(54,710)	(63,584)
Net cash used in investing activities	(55,904)	(63,584)
Net cash used in investing activities – discontinued operations	–	(34,130)

Cash flows from financing activities:
Payment of taxes related to restricted stock vesting	–	(2,188)
Net cash used in financing activities	–	(2,188)

Net decrease in cash and cash equivalents – continuing operations	(1,354,952)	(1,935,719)
Net decrease in cash and cash equivalents – discontinued operations	(465,328)	(1,106,315)
Cash and cash equivalents at beginning of period	3,258,077	10,022,247
Cash and cash equivalents at end of period	$1,437,797	$6,980,213

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statement of Stockholders’ Equity

For the Three-Month Periods during the Six Months Ended June 30, 2019 and 2018

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2017	13,998,465	$13,998	1,518,430	$1,518	$67,081,359	2,344	$(7,489)	$(55,509,263)	$11,580,123
Stock-based compensation	—	—	—	—	192,033	—	—	—	192,033
Net loss for the three months ended March 31, 2018	—	—	—	—	—	—	—	(2,056,162)	(2,056,162)
Balances at March 31, 2018	13,998,465	13,998	1,518,430	1,518	67,273,392	2,344	(7,489)	(57,565,425)	9,715,994
Vesting of performance stock	6,000	6	—	—	(6)	1,779	(2,188)	—	(2,188)
Stock-based compensation	—	—	—	—	438,273	—	—	—	438,273
Net loss for the three months ended June 30, 2018	—	—	—	—	—	—	—	(1,722,446)	(1,722,446)
Balances at June 30, 2018	14,004,465	$14,004	1,518,430	$1,518	$67,711,659	4,123	(9,677)	$(59,287,871)	$8,429,633

Balances at December 31, 2018	14,027,590	$14,028	1,518,430	$1,518	$68,009,860	13,180	$(13,210)	$(63,414,252)	$4,597,944
Conversion of preferred stock to common stock	708,430	708	(708,430)	(708)	—	—	—	—	—
Stock-based compensation	—	—	—	—	(25,814)	—	—	—	(25,814)
Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	(1,040,899)	(1,040,899)
Balances at March 31, 2019	14,736,020	14,736	810,000	810	67,984,046	13,180	(13,210)	(64,455,151)	3,531,231
Stock-based compensation	—	—	—	—	101,843	—	—	—	101,843
Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	(1,251,682)	(1,251,682)
Balances at June 30, 2019	14,736,020	$14,736	810,000	$810	$68,085,889	13,180	$(13,210)	$(65,706,833)	$2,381,392

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

Liquidity and Going Concern

As reflected in the accompanying condensed financial statements, the Company had a net loss of $2.3 million and used $1.8 million of cash in operating activities for the six months ended June 30, 2019. At June 30, 2019, the Company had net working capital of $1.1 million and the Company’s principal source of liquidity consisted of $1.4 million of cash and cash equivalents.

In order to meet the Company’s operating requirements through at least the next twelve months from the date of issuance of these financial statements, it will need to raise additional capital. There can be no assurance that the Company will be successful in obtaining financing. If financing sources are not available or are inadequate to fund operations, or the technology under development is not capable of generating sustainable revenues in the future, the Company will be required to further reduce operating costs, which could jeopardize future strategic initiatives and business plans. Accordingly, these factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s 2018 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Adopted Standards

 In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this standard effective January 1, 2019. Upon adoption, the Company recognized its lease commitment as a lease liability and right-of-use asset. For more details regarding the lease commitment, see Note 5.

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

The Company’s power conversion system division, a component supplier to energy storage system integrators, had not achieved the necessary scale to generate positive cash flows. As the division was dependent on the ability of its customers to scale in the small commercial and industrial segment of the energy storage market and based on the sales forecasts and commitments provided by these customers, the Company did not expect its power conversion systems division to scale sufficiently in the short term, requiring an inflow of additional capital for the business. As such, the decision was made to exit the power conversion systems business and sell the division and the Company’s PPSA™ technology and focus on the Company’s B-TRAN™ technology.

As a result, the assets held for sale and discontinued operations criteria were met and the Company’s financial statements are presented in accordance with ASC 205. Under ASC 205-20-45-10, during the period in which a component meets the assets held for sale and discontinued operations criteria, an entity must present the assets and liabilities of the discontinued operation separately in the asset and liability sections of the balance sheet for the comparative reporting periods. The prior period balance sheet should be reclassified for the held for sale items. For income statements, the current and prior periods should report the results of operations of the component in discontinued operations when comparative income statements are presented.

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale:

	June 30,	December 31,
	2019	2018
Accounts receivable, net	$2,500	$270,768
Inventories, net	129,017	131,342
Prepayments and other current assets	6,182	22,322
Property and equipment, net (1)	255,709	329,738
Intangible assets, net (1)	—	342,153
Current assets held for sale (2)	$393,408	$1,096,323

Accounts payable	$8,199	$356,113
Accrued expenses	465,487	521,642
Current liabilities held for sale	$473,686	$877,755

(1)	Includes an impairment charge of $765,000 of which $405,000 was recognized during the six months ended June 30, 2019, calculated as the net book value of assets held for sale prior to the impairment less the expected net proceeds from the planned sale. The expected net proceeds are based on the estimated fair value of the net assets held for sale less the estimated cost to sell the net assets held for sale.
(2)	The assets of the discontinued operations classified as held for sale are classified as current on the June 30, 2019 and December 31, 2018 balance sheets because it is probable that the sale will occur and proceeds will be collected within one year.

The following is a reconciliation of the major classes of line items constituting loss from discontinued operations to loss from discontinued operations shown in the Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$1,500	$619,942	$115,000	$801,442
Cost of revenue	41,542	584,800	140,310	919,763
Research and development	24,766	583,323	185,050	1,246,562
General and administrative	13,468	14,360	38,974	24,249
Sales and marketing	(1,200)	69,989	34,917	324,232
Impairment (1)	265,000	—	405,000	—
Loss from discontinued operations	$(342,076)	$(632,530)	$(689,251)	$(1,713,364)

(1)	Impairment charge was calculated as the net book value of assets held for sale prior to the impairment less the expected net proceeds from the planned sale. The expected net proceeds are based on the estimated fair value of the net assets held for sale less the estimated cost to sell the net assets held for sale.

Note 4 – Intangible Assets

Intangible assets, net consisted of the following:

	June 30, 2019	December 31, 2018
	(unaudited)
Patents	$878,714	$824,004
Other intangible assets	964,542	732,175
	1,843,256	1,556,179
Accumulated amortization	(195,779)	(159,770)
	$1,647,477	$1,396,409

Amortization expense amounted to $19,540 and $36,009 for the three and six months ended June 30, 2019, respectively, and $16,261 and $32,211 for the three and six months ended June 30, 2018, respectively. Amortization expense for the succeeding five years and thereafter is $41,879 (2019), $83,757 (2020-2023) and $884,888 (thereafter).

At June 30, 2019 and December 31, 2018, the Company had capitalized $385,683 and $354,427, respectively, for costs related to patents that have not been awarded.

Note 5 – Lease

The Company leases 14,782 square feet of office and laboratory space located in Austin, Texas. On April 20, 2018, the Company entered into an amendment to its existing operating lease which extended the lease term from May 31, 2018 to May 31, 2021. The annual base rent in the first year of the lease extension was $184,775 and increases by $7,391 in each succeeding year of the lease extension. In addition, the Company is required to pay its proportionate share of operating costs for the building under this triple net lease. The lease does not contain renewal or termination options.

On January 1, 2019, the Company adopted ASC 842 utilizing a modified retrospective approach with a date of initial application at the beginning of the period of adoption. At adoption, the Company recognized a right of use asset of $422,819 and lease liability of $427,131. As the discount rate implicit in the lease was not readily determinable and the Company did not have any outstanding indebtedness, the Company utilized market data, giving consideration to remaining term of the lease, to estimate its incremental borrowing rate at 8% per annum for purposes of calculating the right of use asset and lease liability.

Future undiscounted minimum payments under the lease, as amended, are as follows:

For the Year Ended December 31,	Amount
2019	$96,083
2020	196,477
2021	83,149
Total future undiscounted minimum lease payments	$375,709
Less: imputed interest	(26,393)
Total lease liability	$349,316

For the three and six months ended June 30, 2019, operating cash flows for lease payments totaled $46,809 and $93,003 and the operating lease cost, recognized on a straight-line basis, totaled $48,487 and $96,975. At June 30, 2019, the remaining lease term was 23 months.

Note 6 – Commitments and Contingencies

License Agreement

In 2015, the Company entered into licensing agreements which expire on February 7, 2033. Per the agreements, the Company has an exclusive royalty-free license associated with semiconductor power switches which enhances its intellectual property portfolio. The agreements include both fixed and variable payments. The variable payments are a function of the number of associated patent filings pending and patents issued under the agreements. The Company will pay $10,000 for each patent filing pending and $20,000 for each patent issued within 20 days of December 21st of each year of the agreements, up to a maximum of $100,000 per year (i.e. five issued patents). In the three months ended June 30, 2019, a patent associated with these agreements was issued and the Company recorded, as a non-cash activity, an asset and a corresponding liability of $232,367, representing the estimated present value of future payments under the licensing agreements for this issued patent. Through June 30, 2019, a total of three patents associated with the agreements were issued. The estimated present value of future payments under the licensing agreements is shown on the Balance Sheet as other long-term liabilities while the capitalized licensing agreement assets are shown on the Balance Sheet as intangible assets. The Company is accruing interest for future payments related to the issued patents associated with these agreements.

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

On March 7, 2019, and following an initial notice of non-compliance from Nasdaq on September 7, 2018, the Company received a notice letter from Nasdaq indicating that it had not regained compliance with the minimum bid price requirement of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). However, Nasdaq determined that the Company was eligible for an additional 180-day period, or until September 3, 2019, to regain compliance based on the fact that it met the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and it had provided written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. See Note 10. If the Company is unable to regain compliance with the Nasdaq’s minimum bid price requirement or with the continued listing requirements of The NASDAQ Stock Market, its common stock may be delisted in the future which could adversely affect its ability to raise additional capital.

Note 8 — Equity Incentive Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved shares of common stock for issuance under the Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.

On April 4, 2019, the Company entered into Award Forfeiture Agreements (“Forfeiture Agreements”) with certain of the Company’s executives and members of its Board. Pursuant to the Forfeiture Agreements, these individuals voluntarily forfeited their equity award grants with a grant date prior to January 1, 2018. The forfeitures included 495,794 stock options and 119,000 performance stock units issued under the Plan, and 250,000 stock options not issued under the Plan. In April 2019, the Company accelerated the recognition of $80,492 of stock compensation expense in connection with the unvested, forfeited awards.

At June 30, 2019, 1,166,632 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2018	1,470,447	$5.08	6.8
Granted	244,000	$0.43
Forfeited/Expired/Exchanged	(954,694)	$6.76
Outstanding at June 30, 2019	759,753	$1.47	8.7
Exercisable at June 30, 2019	632,503	$1.67	8.4

During the six months ended June 30, 2019 the Company granted 234,000 stock options to the independent directors and 10,000 stock options to employees, the fair value of which was determined to be $65,386 and $2,999, respectively.

A summary of the Company’s restricted stock unit activity is as follows:

Restricted Stock Units
Outstanding at December 31, 2018	69,375
Granted	—
Vested	—
Forfeited	(69,375)
Outstanding at June 30, 2019	—

The Company had 0 and 119,000 performance stock units outstanding at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019, there was $35,725 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.4 years.

Note 9 — Warrants

The Company had 7,034,120 and 7,136,078 warrants outstanding at June 30, 2019 and December 31, 2018, respectively, with a weighted average exercise price of $2.57 and $2.62 per share, respectively. During the three and six months ended June 30, 2019, 94,056 and 101,958 warrants expired, respectively. At June 30, 2019, all warrants are exercisable, although warrants held by the Company’s two largest beneficial owners may be exercised only to the extent that the total number of shares of common stock then beneficially owned by these shareholders does not exceed 9.99% of the outstanding shares of the Company’s common stock.

Note 10 – Legal Proceedings

 On April 11, 2019, the Company entered into an asset purchase agreement (the “APA”) with Pathion Holdings, Inc., a Delaware corporation, and Pathion, Inc., a Delaware corporation (together “Pathion”) to sell certain assets (the “PPSA Assets”) related to the Company’s PPSA™ / Power Conversion Systems business (“PPSA Business”). The purchase price consisted of $500,000 in cash and 150,000 shares of the common stock of Pathion Holdings, Inc. Pursuant to the Purchase Agreement, Pathion would also assume certain liabilities relating to the PPSA Business.

On June 13, 2019, the Company filed a petition in the district court of the 250th Judicial District in Travis County, naming Pathion and certain Pathion officers as defendants. The petition asserts breach of the APA and the related Sublease Agreement for failure by Pathion to pay any cash amounts due thereunder, and fraudulent inducement as Pathion and the individual defendants misrepresented Pathion’s financial position and its stock value. The petition also requests a declaratory judgment that Pathion has no rights to the PPSA Assets.

On July 15, 2019, Pathion filed a general denial to our petition.

On July 22, 2019, the Company filed a motion for partial summary judgment on its declaratory judgment action and for severance. Pathion responded to the motion for summary judgment on August 6, 2019. That same day, Pathion filed a counterclaim, and requested injunctive relief and a declaratory judgment. The Company denies Pathion’s assertions in the counterclaim and expects to vigorously defend against such claims.

On August 13, 2019, the court conducted a hearing on the Company’s motion for summary judgment during which the court took the matter under advisement and indicated that the court would issue a ruling during the week of August 19, 2019.

At this time, the Company is unable to estimate the possible gain or loss, if any, related to this proceeding.

Note 11 — Subsequent Events

On August 14, 2019, the Company issued a press release announcing a planned one-for-ten reverse stock split of its outstanding stock to regain compliance with the minimum $1.00 bid price per share requirement of Nasdaq Listing Rule 5550(a)(2). The Company expects its common stock to begin trading on the Nasdaq Capital Market on a split-adjusted basis when the market opens on August 20, 2019. The par value of the Company’s common stock will remain unchanged at $0.001 per share after the reverse stock split.

The reverse stock split will reduce the number of shares of the Company’s common stock issued and outstanding from 14,722,840 to 1,472,284 plus any shares to be issued in exchange for fractional interests. The number of shares of the Company’s common stock issuable upon conversion of the outstanding shares of the Company’s preferred stock will be reduced from 810,000 shares to 81,000 shares. The number of authorized shares of the Company’s common stock will not be changed by the reverse stock split.

The reverse stock split proportionately affects the number of shares of the Company’s common stock available for issuance under the Company’s equity incentive plans. The number of shares of the Company’s common stock subject to all options, warrants and stock awards of the Company outstanding immediately prior to the reverse stock split will be proportionately adjusted in accordance with their terms.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "hopes," "expects," "anticipates," "estimates," "projects," "intends," "plans," "would," "should," "could," "may" or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	our history of losses;

•	our ability to generate revenue;

•	our limited operating history;

•	the size and growth of markets for our technology;

•	regulatory developments that may affect our business;

•	our ability to successfully develop new technologies, particularly our bi-directional bipolar junction transistor, or B-TRAN™;

•	our expectations regarding the timing of prototype and commercial fabrication of B-TRAN™ devices;

•	our expectations regarding the performance of our B-TRAN™ and the consistency of that performance with both internal and third-party simulations;

•	the expected performance of future products incorporating our B-TRAN™;

•	the performance of third-party consultants and service providers whom we have and will continue to rely on to assist us in development of our B-TRAN™ and related drive circuitry;

•	the rate and degree of market acceptance for our B-TRAN™;

•	the time required for third parties to redesign, test and certify their products incorporating our B-TRAN™;

•	our ability to successfully license our B-TRAN™ technology;

•	our ability to secure strategic partnerships with semiconductor fabricators and others related to our B-TRAN™ technology;

•	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our technology;

•	the success of our efforts to manage cash spending, particularly prior to the commercialization of our B-TRAN™ technology;

•	general economic conditions and events and the impact they may have on us and our potential partners and licensees;

•	our ability to successfully close on a sale of our power conversion systems division and PPSA™ technology and enter into a sublease agreement with the acquiror to partly offset our facilities overhead;

•	our ability to obtain adequate financing in the future, as and when we need it;

•	our success at managing the risks involved in the foregoing items; and

•	other factors discussed in this report.

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “Ideal Power,” “we,” “us,” “our” and the “Company” refer to Ideal Power Inc..

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

Overview

Ideal Power is located in Austin, Texas. Prior to April 2018, we were primarily focused on the design, marketing and sale of electrical power conversion products using our proprietary technology called Power Packet Switching Architecture™, or PPSA™. PPSA™ is a power conversion technology that improves upon existing power conversion technologies in key product metrics, such as size and weight while providing built-in isolation and bi-directional and multi-port capabilities. PPSA™ utilizes standardized hardware with application specific embedded software. Our products were designed to be used in both on-grid and off-grid applications with a focus on solar + storage, microgrid and stand-alone energy storage applications. The principal products of the Company were 30-kilowatt power conversion systems, including 2-port and multi-port products.

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

To date, operations have been funded primarily through the sale of common stock. Total revenue generated from inception to date as of June 30, 2019 amounted to $14.9 million with approximately $12.4 million of that revenue from discontinued operations and the remainder from grant revenue for bi-directional power switch development. We did not have revenue from continuing operations in the six months ended June 30, 2019 and 2018. We may pursue additional research and development grants, if and when available, to further develop and/or improve our B-TRAN™ technology.

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

Power semiconductors are solid-state devices that act as a switch without any mechanical movement. Solid-state devices are completely made from a solid material, typically silicon, and their flow of charges is confined within this solid material. The term solid-state is often used to show a difference with the earlier technologies of vacuum and gas-discharge tube devices and also to exclude the conventional electro-mechanical devices such as relays, switches, hard drives and other devices with moving parts. Solid-state switches are typically more efficient due to lower losses during power processing.

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

In the second quarter of 2018, a domestic semiconductor fabricator was engaged for a development run of our standard version of B-TRAN dies. In subsequent quarters and based on measurements and subsequent analysis of those results, we proceeded with the next phase, device fabrication. Very recently, two fabricators have been contracted to produce the new generation of B-TRAN wafers. These runs incorporate the results of prior runs and subsequent testing into the B-TRAN wafer fabrication currently underway. With the double-sided transistor behavior and low conduction losses measured and upgrades and improvements in the manufacturing process implemented, the next goal is to complete the fabrication of prototype engineering samples for evaluation by potential partners. These samples will include a packaging design based on our previous work. The packaged B-TRAN dies will be supplied with laboratory prototype drivers. The coupling of device samples with drivers will form the basis of an intelligent module required for potential partners for their evaluation. We have completed the design and hardware build for second-generation laboratory sample drivers. We next plan to function check out these second-generation prototype drivers.

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

Intellectual Property

We rely on a combination of patents, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with our employees and others, to establish and protect our intellectual property rights. As of June 30, 2019, we had 33 US and 11 foreign issued patents on our B-TRAN™ technology as well as approximately 35 additional pending U.S. and international patent applications on our B-TRAN™ technology. We expect to continue to build our patent estate for our bi-directional switch technology and other technological developments that broaden the scope of our technology platform.

Critical Accounting Policies

On January 1, 2019, the Company adopted ASC 842 utilizing a modified retrospective approach with a date of initial application at the beginning of the period of adoption. At adoption, the Company recognized a right of use asset of $422,819 and lease liability of $427,131. As the discount rate implicit in the lease was not readily determinable and the Company did not have any outstanding indebtedness, the Company utilized market data, giving consideration to remaining term of the lease, to estimate its incremental borrowing rate at 8% per annum for purposes of calculating the right of use asset and lease liability.

There have been no other significant changes during the six months ended June 30, 2019 to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Results of Operations

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018

Research and Development Expenses.   Research and development expenses increased by $13,534, or 4%, to $335,752 in the three months ended June 30, 2019 from $322,218 in the three months ended June 30, 2018. The increase was due to higher external B-TRAN™ development spending partly offset by lower personnel costs related to bonuses and stock compensation expense. We expect flat to higher research and development expenses for the balance of 2019.

General and Administrative Expenses.   General and administrative expenses decreased by $222,649, or 28%, to $580,663 in the three months ended June 30, 2019 from $803,312 in the three months ended June 30, 2018. The decrease was due primarily to lower stock compensation expense of $230,735, lower employee bonus expense of $139,981 and other net cost savings partly offset by higher legal fees of $217,750. General and administrative expenses were impacted by our cost reduction plan, inclusive of reduced headcount, an absence of grants in recent years to tenured executives, except for the immediately vested new hire stock option grant to our CEO in April 2018, and the recovery, in the three months ended June 30, 2018, of $171,404 in legal expenses related to the resolution of legal proceedings in our favor. We expect flat to lower general and administrative expenses for the balance of 2019 exclusive of the impact of any equity award grants.

Interest (Income) Expense, Net.   Net interest income was $6,809 for the three months ended June 30, 2019 compared to net interest income of $35,614 for the three months ended June 30, 2018. Net interest income in the three months ended June 30, 2018 included late fees awarded and paid to us upon the conclusion of a legal proceeding.

Loss from Continuing Operations.  Our loss from continuing operations for the three months ended June 30, 2019 was $909,606 or 17% lower than the $1,089,916 loss from continuing operations for the three months ended June 30, 2018.

Loss from Discontinued Operations.   Our loss from discontinued operations for the three months ended June 30, 2019 was $342,076, or 46% lower than the $632,530 loss from discontinued operations for the three months ended June 30, 2018. The loss from discontinued operations was significantly lower than the comparative prior year period as we suspended operations of our power conversion system division on January 4, 2019, including the implementation of a significant reduction-in-force. Loss from discontinued operations for the three months ended June 30, 2019 includes a $265,000 impairment of assets held for sale to write-down these assets to expected net proceeds from the anticipated sale.

Net Loss.   Our net loss for the three months ended June 30, 2019 was $1,251,682, or 27% lower, as compared to a net loss of $1,722,446 for the three months ended June 30, 2018.

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018

Research and Development Expenses.   Research and development expenses increased by $137,206, or 33%, to $553,968 in the six months ended June 30, 2019 from $416,762 in the six months ended June 30, 2018. The increase was due primarily to higher personnel costs. We expect flat to higher research and development expenses for the balance of 2019.

General and Administrative Expenses.   General and administrative expenses decreased by $636,358, or 38%, to $1,049,053 in the six months ended June 30, 2019 from $1,685,411 in the six months ended June 30, 2018. The decrease was due primarily to lower stock compensation expense of $364,381, lower personnel costs of $344,268 and other net cost savings partly offset by higher legal fees of $183,265. General and administrative expenses were impacted by our cost reduction plan, inclusive of reduced headcount, an absence of grants in recent years to tenured executives, except for the immediately vested new hire stock option grant to our CEO in April 2018, and the recovery, in the six months ended June 30, 2018, of $171,404 in legal expenses related to the resolution of legal proceedings in our favor. We expect flat to lower general and administrative expenses for the balance of 2019 exclusive of the impact of any equity award grants.

Interest (Income) Expense, Net.    Net interest expense was $309 for the six months ended June 30, 2019 compared to net interest income of $36,929 for the six months ended June 30, 2018. Net interest income in the six months ended June 30, 2018 included late fees awarded and paid to us upon the conclusion of a legal proceeding.

Loss from Continuing Operations.  Our loss from continuing operations for the six months ended June 30, 2019 was $1,603,330 or 22% lower than the $2,065,244 loss from continuing operations for the six months ended June 30, 2018.

Loss from Discontinued Operations.   Our loss from discontinued operations for the six months ended June 30, 2019 was $689,251, or 60% lower than the $1,713,364 loss from discontinued operations for the six months ended June 30, 2018. The loss from discontinued operations was significantly lower than the comparative prior year period as we suspended operations of our power conversion system division on January 4, 2019, including the implementation of a significant reduction-in-force. Loss from discontinued operations for the six months ended June 30, 2019 includes a $405,000 impairment of assets held for sale to write-down these assets to expected net proceeds from the anticipated sale.

Net Loss.   Our net loss for the six months ended June 30, 2019 was $2,292,581, or 39% lower, as compared to a net loss of $3,778,608 for the six months ended June 30, 2018.

Liquidity and Capital Resources

We currently do not generate revenue. We have funded our operations through the sale of common stock.

At June 30, 2019, we had cash and cash equivalents of $1,437,797. Our net working capital and long-term debt at June 30, 2019 were $1,140,122 and $0, respectively.

Operating activities in the six months ended June 30, 2019 resulted in cash outflows of $1,764,376, which were due to the loss from continuing operations for the period of $1,603,330 and cash used in operating activities related to discontinued operations of $465,328 partly offset by non-cash items, including depreciation and amortization and stock-based compensation, of $196,687 and favorable balance sheet timing of $107,595. Operating activities in the six months ended June 30, 2018 resulted in cash outflows of $2,942,132, which were due to the loss from continuing operations for the period of $2,065,244, cash used in operating activities related to discontinued operations of $1,072,185 and unfavorable balance sheet timing of $407,827 partly offset by stock-based compensation of $510,160, depreciation and amortization of $82,091 and patent impairment charges of $10,873. We expect a further reduction in cash outflows from operating activities due to the elimination of cash flows from discontinued operations once a sale of these operations is completed.

Investing activities in the six months ended June 30, 2019 and 2018 resulted in cash outflows of $55,904 and $97,714, respectively, primarily for the acquisition of intangible assets. In the six months ended June 30, 2018, cash outflows from investing activities included $34,130 in cash outflows related to discontinued operations.

Financing activities in the six months ended June 30, 2019 and 2018 resulted in cash outflows of $0 and $2,188, respectively.

As our B-TRAN™ technology is in the development stage and has not yet been commercialized, we will be required to obtain additional financing to continue our operations and execute our business plan. Even in the event we complete the planned sale of our power conversion systems division in the near term, we will still need to raise additional capital within the next twelve to months from the date of issuance of this report to fund our future operations. We may not be able to obtain such financing on commercially reasonable terms or at all. If we are unable to obtain such financing when needed, we will be required to reduce operating costs, which could jeopardize current and future strategic initiatives and business plans or cease operations. Our independent registered public accounting firm, in its report on our 2018 financial statements, raised substantial doubt about our ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of June 30, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 11, 2019, the Company entered into an asset purchase agreement (the “APA”) with Pathion Holdings, Inc., a Delaware corporation, and Pathion, Inc., a Delaware corporation (together “Pathion”) to sell certain assets (the “PPSA Assets”) related to the Company’s PPSA™ / Power Conversion Systems business (“PPSA Business”). The purchase price consisted of $500,000 in cash and 150,000 shares of the common stock of Pathion Holdings, Inc. Pursuant to the Purchase Agreement, Pathion would also assume certain liabilities relating to the PPSA Business.

On June 13, 2019, we filed a petition in the district court of the 250th Judicial District in Travis County, naming Pathion and certain Pathion officers as defendants. The petition asserts breach of the APA and the related Sublease Agreement for failure by Pathion to pay any cash amounts due thereunder, and fraudulent inducement as Pathion and the individual defendants misrepresented Pathion’s financial position and its stock value. The petition also requests a declaratory judgment that Pathion has no rights to the PPSA Assets.

On July 15, 2019, Pathion filed a general denial to our petition.

On July 22, 2019, we filed a motion for partial summary judgment on its declaratory judgment action and for severance. Pathion responded to the motion for summary judgment on August 6, 2019. That same day, Pathion filed a counterclaim, and requested injunctive relief and a declaratory judgment. We deny Pathion’s assertions in the counterclaim and expect to vigorously defend against such claims.

On August 13, 2019, the court conducted a hearing on our motion for summary judgment during which the court took the matter under advisement and indicated that the court would issue a ruling during the week of August 19, 2019.

At this time, we are unable to estimate the possible gain or loss, if any, related to this proceeding.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide this information..

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On April 11, 2019, the Company entered into an asset purchase agreement (the “APA”) with Pathion Holdings, Inc., a Delaware corporation, and Pathion, Inc., a Delaware corporation (together “Pathion”) to sell certain assets (the “PPSA Assets”) related to the Company’s PPSA™ / Power Conversion Systems business (“PPSA Business”). The purchase price consisted of $500,000 in cash and 150,000 shares of the common stock of Pathion Holdings, Inc. Pursuant to the Purchase Agreement, Pathion would also assume certain liabilities relating to the PPSA Business.

On June 13, 2019, we filed a petition in the district court of the 250th Judicial District in Travis County, naming Pathion and certain Pathion officers as defendants. The petition asserts breach of the APA and the related Sublease Agreement for failure by Pathion to pay any cash amounts due thereunder, and fraudulent inducement as Pathion and the individual defendants misrepresented Pathion’s financial position and its stock value. The petition also requests a declaratory judgment that Pathion has no rights to the PPSA Assets.

On July 15, 2019, Pathion filed a general denial to our petition.

On July 22, 2019, we filed a motion for partial summary judgment on its declaratory judgment action and for severance. Pathion responded to the motion for summary judgment on August 6, 2019. That same day, Pathion filed a counterclaim, and requested injunctive relief and a declaratory judgment. We deny Pathion’s assertions in the counterclaim and expect to vigorously defend against such claims.

On August 13, 2019, the court conducted a hearing on our motion for summary judgment during which the court took the matter under advisement and indicated that the court would issue a ruling during the week of August 19, 2019.

At this time, we are unable to estimate the possible gain or loss, if any, related to this proceeding.

ITEM 6.	EXHIBITS

Exhibit Number	Document

2.1	Asset Purchase Agreement between the Company, Pathion Holdings, Inc. and Pathion, Inc. dated April 11, 2019 (1)

10.1†	Award Forfeiture Agreement by and between the Company and Lon E. Bell dated April 4, 2019 (1)

10.2†	Award Forfeiture Agreement by and between the Company and R. Daniel Brdar dated April 4, 2019 (1)

10.3†	Award Forfeiture Agreement by and between the Company and Timothy Burns dated April 4, 2019 (1)

10.4†	Award Forfeiture Agreement by and between the Company and David Eisenhaure dated April 4, 2019 (1)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

10.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory agreement
(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, has duly, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 14, 2019	IDEAL POWER INC.

	By:	/s/ Lon E. Bell
Lon E. Bell
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer

