Form 10-Q
period 2019-09-30
Ideal Power Inc.
filed 2019-11-14
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2019, the issuer had 2,018,951 shares of common stock, par value $0.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$769,833	$3,258,077
Prepayments and other current assets	129,347	333,877
Current assets of discontinued operations held for sale	–	1,096,323
Total current assets	899,180	4,688,277

Property and equipment, net	52,879	63,214
Intangible assets, net	1,645,555	1,396,409
Right of use asset	303,246	–
Other assets	17,920	17,920
Total assets	$2,918,780	$6,165,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195,540	$94,203
Accrued expenses	178,720	167,755
Current portion of lease liability	177,669	–
Current liabilities of discontinued operations held for sale	–	877,755
Total current liabilities	551,929	1,139,713

Long-term lease liability	129,995	–
Other long-term liabilities	651,483	428,163
Total liabilities	1,333,407	1,567,876

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 810,000 shares issued and outstanding at September 30, 2019 and 1,518,430 shares issued and outstanding at December 31, 2018, respectively	810	1,518
Common stock, $0.001 par value; 50,000,000 shares authorized; 1,475,322 shares issued and 1,474,001 shares outstanding at September 30, 2019 and 1,404,479 shares issued and 1,403,158 shares outstanding at December 31, 2018, respectively	1,475	1,404
Additional paid-in capital	68,115,842	68,022,484
Treasury stock, at cost, 1,321 shares at September 30, 2019 and December 31, 2018, respectively	(13,210)	(13,210)
Accumulated deficit	(66,519,544)	(63,414,252)
Total stockholders’ equity	1,585,373	4,597,944
Total liabilities and stockholders’ equity	$2,918,780	$6,165,820

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenue	$–	$–	$–	$–
Cost of product revenue	–	–	–	–
Gross profit	–	–	–	–

Operating expenses:
Research and development	250,773	326,733	804,741	743,495
General and administrative	471,272	911,763	1,520,325	2,597,174
Total operating expenses	722,045	1,238,496	2,325,066	3,340,669

Loss from continuing operations before interest	(722,045)	(1,238,496)	(2,325,066)	(3,340,669)
Interest (income) expense, net	2,763	112	3,072	(36,817)
Loss from continuing operations	(724,808)	(1,238,608)	(2,328,138)	(3,303,852)
Loss from discontinued operations	(78,796)	(1,011,315)	(768,047)	(2,724,679)
Loss on sale of discontinued operations	(9,107)	–	(9,107)	–
Net loss	$(812,711)	$(2,249,923)	$(3,105,292)	$(6,028,531)

Loss from continuing operations per share – basic and fully diluted	$(0.49)	$(0.88)	$(1.60)	$(2.36)
Loss from discontinued operations per share – basic and fully diluted	(0.06)	(0.73)	(0.53)	(1.94)
Net loss per share – basic and fully diluted	$(0.55)	$(1.61)	$(2.13)	$(4.30)

Weighted average number of shares outstanding – basic and fully diluted	1,474,001	1,401,348	1,460,507	1,401,060

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Loss from continuing operations	$(2,328,138)	$(3,303,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,913	109,845
Write-off of capitalized patents	–	10,873
Stock-based compensation	156,882	645,349
Decrease in operating assets:
Prepayments and other current assets	204,530	186,764
Increase (decrease) in operating liabilities:
Accounts payable	1,337	192,352
Accrued expenses	6,336	(108,489)
Net cash used in operating activities	(1,876,140)	(2,267,158)
Net cash used in operating activities – discontinued operations	(557,096)	(2,076,842)

Cash flows from investing activities:
Purchase of property and equipment	(4,253)	(1,088)
Acquisition of intangible assets	(74,342)	(85,913)
Net cash used in investing activities	(78,595)	(87,001)
Net cash provided by (used in) investing activities – discontinued operations	23,587	(49,865)

Cash flows from financing activities:
Payment of taxes related to restricted stock vesting	–	(2,616)
Net cash used in financing activities	–	(2,616)

Net decrease in cash and cash equivalents – continuing operations	(1,954,735)	(2,356,775)
Net decrease in cash and cash equivalents – discontinued operations	(533,509)	(2,126,707)
Cash and cash equivalents at beginning of period	3,258,077	10,022,247
Cash and cash equivalents at end of period	$769,833	$5,538,765

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statement of Stockholders’ Equity

For the Three-Month Periods during the Nine Months Ended September 30, 2019 and 2018

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2017	1,401,566	$1,402	1,518,430	$1,518	$67,093,955	236	$(7,489)	$(55,509,263)	$11,580,123
Stock-based compensation	—	—	—	—	192,033	—	—	—	192,033
Net loss for the three months ended March 31, 2018	—	—	—	—	—	—	—	(2,056,162)	(2,056,162)
Balances at March 31, 2018	1,401,566	1,402	1,518,430	1,518	67,285,988	236	(7,489)	(57,565,425)	9,715,994
Vesting of performance stock	600	—	—	—	—	178	(2,188)	—	(2,188)
Stock-based compensation	—	—	—	—	438,273	—	—	—	438,273
Net loss for the three months ended June 30, 2018	—	—	—	—	—	—	—	(1,722,446)	(1,722,446)
Balances at June 30, 2018	1,402,166	1,402	1,518,430	1,518	67,724,261	414	(9,677)	(59,287,871)	8,429,633
Vesting of restricted stock	—	—	—	—	—	59	(428)	—	(428)
Stock-based compensation	—	—	—	—	207,504	—	—	—	207,504
Net loss for the three months ended September 30, 2018	—	—	—	—	—	—	—	(2,249,923)	(2,249,923)
Balances at September 30, 2018	1,402,166	$1,402	1,518,430	$1,518	$67,931,765	473	$(10,105)	$(61,537,794)	$6,386,786

Balances at December 31, 2018	1,404,479	$1,404	1,518,430	$1,518	$68,022,484	1,321	$(13,210)	$(63,414,252)	$4,597,944
Conversion of preferred stock to common stock	70,843	71	(708,430)	(708)	637	—	—	—	—
Stock-based compensation	—	—	—	—	(25,814)	—	—	—	(25,814)
Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	(1,040,899)	(1,040,899)
Balances at March 31, 2019	1,475,322	1,475	810,000	810	67,997,307	1,321	(13,210)	(64,455,151)	3,531,231
Stock-based compensation	—	—	—	—	101,843	—	—	—	101,843
Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	(1,251,682)	(1,251,682)
Balances at June 30, 2019	1,475,322	1,475	810,000	810	$68,099,150	1,321	(13,210)	(65,706,833)	2,381,392
Stock-based compensation	—	—	—	—	16,692	—	—	—	16,692
Net loss for the three months ended September 30, 2019	—	—	—	—	—	—	—	(812,711)	(812,711)
Balances at September 30, 2019	1,475,322	$1,475	810,000	$810	$68,115,842	1,321	$(13,210)	$(66,519,544)	$1,585,373

The accompanying notes are an integral part of these condensed financial statements.

Ideal Power Inc.

Notes to Financial Statements

(unaudited)

Note 1 – Organization and Description of Business

Ideal Power Inc. (the “Company”) was incorporated in Texas on May 17, 2007 under the name Ideal Power Converters, Inc. The Company changed its name to Ideal Power Inc. on July 8, 2013 and re-incorporated in Delaware on July 15, 2013. The Company is located in Austin, Texas. Prior to 2019, the Company developed power conversion solutions with a focus on solar and storage, microgrid and stand-alone energy storage applications. The principal products of the Company were 30-kilowatt power conversion systems, including 2-port and multi-port products.

On April 16, 2018, the Company realigned into two operating divisions: Power Conversion Systems, to continue the commercialization of its PPSA™ technology, and B-TRAN, to develop its Bi-directional bi-polar junction TRANsistor (B-TRAN™) solid state switch technology. On January 2, 2019, the Board of Directors of the Company (the “Board”) approved a strategic shift to focus on the further development and commercialization of its B-TRAN™ technology and a plan to suspend further power converter system development and sales while the Company located a buyer for its power conversion systems division. On September 19, 2019, the Company closed on the sale of its power conversion systems division and is now solely focused on the further development and commercialization of its B-TRAN™ technology. See Note 3.

Since its inception, the Company has generated limited revenues from the sale of products and has financed its research and development efforts and operations primarily through the sale of common stock. The Company’s continued operations are dependent upon its ability to obtain adequate sources of funding through future revenues, equity and debt financing, co-development agreements, government grants, sale or licensing of developed intellectual property or other alternatives.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Balance Sheet at December 31, 2018 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019.

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

Reverse Stock Split

On August 15, 2019, the Company effected a reverse stock split of the outstanding shares of its common stock by a ratio of one-for-ten, and its common stock began trading on the Nasdaq Capital Market on a split-adjusted basis on August 20, 2019. The par value of the Company’s common stock remained unchanged at $0.001 per share after the reverse stock split. All share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying unaudited condensed financial statements have, where applicable, been adjusted retroactively to reflect the reverse stock split. See Note 7.

Liquidity and Going Concern

The Company had a net loss of $3.1 million and used $2.4 million of cash in operating activities for the nine months ended September 30, 2019. At September 30, 2019, the Company had net working capital of $0.4 million and the Company’s principal source of liquidity consisted of $0.8 million of cash and cash equivalents. The Company’s cash and cash equivalent balance at September 30, 2019 relative to its estimate of future operating cash requirements led to substantial doubt about the ability of the Company to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s 2018 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. On November 13, 2019, the Company completed a private placement of the Company’s common stock and warrants to purchase common stock for aggregate gross proceeds of $3.5 million and estimated net proceeds of $3.1 million, thereby alleviating the substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months from the date of issuance of these financial statements. See Note 11.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to develop profitable operations through implementation of its current business initiatives, however, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all, or develop profitable operations. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recently Adopted Standards

 In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this standard effective January 1, 2019. Upon adoption, the Company recognized its lease commitment as a lease liability and right-of-use asset. For more details regarding the lease commitment, see Note 5.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Sale of Power Conversion Systems Division

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

On September 19, 2019, the Company closed on the sale of its power conversion systems division to CE+T Energy Solutions, Inc. (“CE+T Energy”) The consideration consisted of $200,000 in cash, received at closing, and 50 shares of CE+T Energy’s common stock, to be issued within 90 days of closing, which represented a 5% ownership interest in CE+T Energy as of the closing date. The Company did not record any value of the equity consideration obtained in the sale as there is not currently a market for such shares and the Company does not have access to current financial information and future financial projections of CE+T Energy. CE+T Energy also assumed certain liabilities of the power conversion systems division in connection with the sale. The net cash proceeds from the sale were $23,587.

As a result of the sale, the financial statements for the period ended September 30, 2019 do not include assets held for sale.

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale:

December 31,
2018
Accounts receivable, net	$270,768
Inventories, net	131,342
Prepayments and other current assets	22,322
Property and equipment, net	329,738
Intangible assets, net	342,153
Current assets held for sale (1)	$1,096,323

Accounts payable	$356,113
Accrued expenses	521,642
Current liabilities held for sale	$877,755

(1)	The assets of the discontinued operations classified as held for sale are classified as current on the December 31, 2018 balance sheet as it was deemed probable that the sale would occur and proceeds would be collected within one year.

The following is a reconciliation of the major classes of line items constituting loss from discontinued operations to loss from discontinued operations shown in the Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$342,661	$115,000	$1,144,103
Cost of revenue	1,337	552,127	141,647	1,471,890
Research and development	12,613	527,631	197,663	1,774,193
General and administrative	40,332	9,513	79,306	33,762
Sales and marketing	24,514	264,705	59,431	588,937
Impairment (1)	—	—	405,000	—
Loss from discontinued operations	$(78,796)	$(1,011,315)	$(768,047)	$(2,724,679)

(1)	Impairment charge was calculated as the net book value of assets held for sale prior to the impairment less the expected net proceeds from the planned sale. The expected net proceeds were based on the estimated fair value of the net assets held for sale less the estimated cost to sell the net assets held for sale. For the three and nine months ended September 30, 2019, the Company recorded a loss on the sale of discontinued operations of $9,107.

Note 4 – Intangible Assets

Intangible assets, net consisted of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Patents	$898,346	$824,004
Other intangible assets	964,542	732,175
	1,862,888	1,556,179
Accumulated amortization	(217,333)	(159,770)
	$1,645,555	$1,396,409

Amortization expense amounted to $21,554 and $57,563 for the three and nine months ended September 30, 2019, respectively, and $16,323 and $48,534 for the three and nine months ended September 30, 2018, respectively. Amortization expense for the succeeding five years and thereafter is $21,771 (2019), $87,084 (2020-2023) and $936,428 (thereafter).

At September 30, 2019 and December 31, 2018, the Company had capitalized $339,020 and $354,427, respectively, for costs related to patents that have not been awarded.

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

Future undiscounted minimum payments under the lease, as amended, are as follows:

For the Year Ended December 31,	Master Lease	Sublease Income	Net
2019	$48,041	$(36,031)	$12,010
2020	196,477	(147,357)	49,120
2021	83,149	(62,362)	20,787
Total future undiscounted minimum lease payments	$327,667	$(245,750)	$81,917
Less: imputed interest	(20,003)
Total lease liability	$307,664

For the three and nine months ended September 30, 2019, operating cash flows for lease payments totaled $48,042 and $141,045 and the operating lease cost, recognized on a straight-line basis, totaled $48,488 and $145,463. At September 30, 2019, the remaining lease term was 20 months.

On September 19, 2019, the Company entered into a sublease with CE+T Energy pursuant to which the Company subleases approximately seventy-five (75%) percent of its Austin, Texas facility to CE+T Energy. Under the sublease, CE+T Energy is obligated to make monthly payments equal to 75% of all sums due under the master lease and 100% of any maintenance and repair costs related to the subleased premises. The sublease replaced a temporary agreement between the Company and CE+T Energy, effective July 22, 2019, that contained similar payment obligations by CE+T Energy for utilization of the subleased premises. Consistent with the master lease, the sublease terminates on May 31, 2021. During the three months ended September 19, 2019, CE+T Energy made payments of $38,949 to the Company related to the subleased premises. The payments included CE+T Energy’s prorated share of rent as well as its prorated and proportionate share of operating costs for the building under the master lease. The Company recognized these payments as a reduction in general and administrative expenses.

Note 6 – Commitments and Contingencies

License Agreement

In 2015, the Company entered into licensing agreements which expire on February 7, 2033. Per the agreements, the Company has an exclusive royalty-free license associated with semiconductor power switches which enhances its intellectual property portfolio. The agreements include both fixed payments, all of which were paid prior to 2017, and ongoing variable payments. The variable payments are a function of the number of associated patent filings pending and patents issued under the agreements. The Company will pay $10,000 for each patent filing pending and $20,000 for each patent issued each year of the agreements, up to a maximum of $100,000 each year (i.e. five issued patents). In April 2019, a patent associated with these agreements was issued and the Company recorded, as a non-cash activity, an asset and a corresponding liability of $232,367, representing the estimated present value of future payments under the licensing agreements for this issued patent. Through September 30, 2019, a total of three patents associated with the agreements were issued. The estimated present value of future payments under the licensing agreements is shown on the Balance Sheet as other long-term liabilities while the capitalized licensing agreement assets are shown on the Balance Sheet as intangible assets. The Company is accruing interest for future payments related to the issued patents associated with these agreements.

Indemnification Obligations

In connection with the sale of its power conversion systems division, the Company entered into an Asset Purchase Agreement with CE+T Energy that contains mutual indemnification obligations for breaches of representations, warranties and covenants and for certain other matters, including indemnification by the Company for assets and liabilities excluded from the sale and by CE+T Energy for liabilities assumed in the sale.

Note 7 – Common and Preferred Stock

On February 21, 2019, a shareholder converted 708,430 shares of preferred stock to 70,843 shares of common stock.

On March 7, 2019 and following an initial notice of non-compliance from Nasdaq on September 7, 2018, the Company received a notice letter from Nasdaq indicating that it had not regained compliance with the minimum bid price requirement of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). However, Nasdaq determined that the Company was eligible for an additional 180-day period, or until September 3, 2019, to regain compliance based on the fact that it met the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and it had provided written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary.

On August 15, 2019, after receipt of stockholder and Board approval, the Company filed a Certificate of Amendment to the Certificate of Incorporation of Ideal Power Inc. to effect a one-for-ten (1:10) reverse stock split of all issued and outstanding shares of the Company’s common stock. The Company’s common stock began trading on the Nasdaq Capital Market on a split-adjusted basis when the market opened on August 20, 2019. The par value of the Company’s common stock remained unchanged at $0.001 per share after the reverse stock split.

The reverse stock split reduced the number of shares of the Company’s common stock outstanding from 14,722,840 to 1,474,001, inclusive of full shares received for fractional interests. The number of shares of the Company’s common stock issuable upon conversion of the outstanding shares of the Company’s preferred stock was reduced from 810,000 shares to 81,000 shares. The number of authorized shares of the Company’s common stock was not changed by the reverse stock split.

The reverse stock split proportionately affected the number of shares of the Company’s common stock available for issuance under the Company’s equity incentive plans. The number of shares of the Company’s common stock subject to all options, warrants and stock awards of the Company outstanding immediately prior to the reverse stock split were proportionately adjusted in accordance with their terms.

On September 4, 2019, the Company received a notice letter from Nasdaq that the Company had regained compliance with the minimum bid price requirement and the matter was closed.

On August 21, 2019, the Company was notified by the Nasdaq Listing Qualifications Department that the Company was not in compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on the Nasdaq Capital Market because the Company’s stockholders’ equity was below the required minimum of $2.5 million, and, as of the date of the notification, the Company did not meet the alternatives of market value of listed securities or net income from continuing operations. In accordance with Nasdaq Listing Rules, the Company had 45 calendar days, or until October 3, 2019, to submit a plan to regain compliance. The Company submitted a plan of compliance on October 3, 2019 addressing how it intends to regain compliance with Nasdaq Listing Rule 5550(b). On October 31, 2019, Nasdaq notified the Company of approval of the compliance plan, and Nasdaq granted the Company an extension through November 30, 2019 to take action to evidence compliance with Nasdaq Listing Rule 5550(b), which will require, among other things, that the Company demonstrate compliance within its periodic report for the fiscal year ending December 31, 2019. If the Company does not regain compliance, the Company may be subject to delisting.

Note 8 – Equity Incentive Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved shares of common stock for issuance under the Plan. The Plan is administered by the Compensation Committee of the Board.

On April 4, 2019, the Company entered into Award Forfeiture Agreements (“Forfeiture Agreements”) with certain of the Company’s executives and members of its Board. Pursuant to the Forfeiture Agreements, these individuals voluntarily forfeited their equity award grants with a grant date prior to January 1, 2018. The forfeitures included 49,584 stock options and 11,900 performance stock units issued under the Plan, and 25,000 stock options not issued under the Plan. In April 2019, the Company accelerated the recognition of $80,492 of stock compensation expense in connection with the unvested, forfeited awards.

At September 30, 2019, 116,663 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2018	147,054	$50.79	6.8
Granted	24,400	$4.25
Forfeited/Expired/Exchanged	(95,474)	$67.64
Outstanding at September 30, 2019	75,980	$14.67	8.4
Exercisable at September 30, 2019	69,130	$15.70	8.3

During the nine months ended September 30, 2019, the Company granted 23,400 stock options to the independent directors and 1,000 stock options to employees, the fair value of which was determined to be $65,386 and $2,999, respectively.

A summary of the Company’s restricted stock unit activity is as follows:

Restricted Stock Units
Outstanding at December 31, 2018	6,938
Granted	—
Vested	—
Forfeited	(6,938)
Outstanding at September 30, 2019	—

The Company had 0 and 11,900 performance stock units outstanding at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019, there was $19,033 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.4 years.

Note 9 – Warrants

The Company had 684,095 and 713,652 warrants outstanding at September 30, 2019 and December 31, 2018, respectively, with a weighted average exercise price of $25.37 and $26.19 per share, respectively. During the three and nine months ended September 30, 2019, 19,355 and 29,557 warrants expired, respectively. At September 30, 2019, all warrants are exercisable, although warrants held by the Company’s two largest beneficial owners may be exercised only to the extent that the total number of shares of common stock then beneficially owned by these shareholders does not exceed 9.99% of the outstanding shares of the Company’s common stock.

Note 10 – Legal Proceedings

 On April 11, 2019, the Company entered into an asset purchase agreement (the “APA”) with Pathion Holdings, Inc., a Delaware corporation, and Pathion, Inc., a Delaware corporation (together “Pathion”) to sell certain assets (the “PPSA Assets”) related to the Company’s PPSA™ / Power Conversion Systems business (“PPSA Business”). The purchase price consisted of $500,000 in cash and 150,000 shares of the common stock of Pathion Holdings, Inc. Pursuant to the APA, Pathion would also assume certain liabilities relating to the PPSA Business.

On June 13, 2019, the Company filed a petition in the district court of the 250th Judicial District in Travis County (the “Court”), naming Pathion and certain Pathion officers as defendants. The petition asserts breach of the APA and the related Sublease Agreement for failure by Pathion to pay any cash amounts due thereunder, and fraudulent inducement as Pathion and the individual defendants misrepresented Pathion’s financial position and its stock value. The petition also requested a declaratory judgment that Pathion has no rights to the PPSA Assets.

On July 15, 2019, Pathion filed a general denial to the Company’s petition.

On July 22, 2019, the Company filed a motion for partial summary judgment on its declaratory judgment action and for severance. Pathion responded to the motion for summary judgment on August 6, 2019. That same day, Pathion filed a counterclaim, and requested injunctive relief and a declaratory judgment.

On August 13, 2019, the Court conducted a hearing on the Company’s motion for summary judgment. On August 23, 2019, the Court issued an order granting the Company’s motion for summary judgment and fees and severing judgment from remaining claims. Under this order, the Court declared and decreed that Pathion has no rights to the PPSA Assets and awarded the Company $24,800 in legal fees. On October 15, 2019, the Court issued a writ of garnishment against Pathion’s bank to enable collection of these legal fees.

On October 14, 2019, the Court granted Pathion’s counsel’s motion to withdraw. Ten days later, a new lawyer appeared for the Pathion Defendants, and the next day, October 25, 2019, the Court issued a scheduling order requiring Pathion to produce documents and appear for deposition in December 2019. The Court set trial to begin on August 31, 2020.

At this time, the Company is unable to estimate the possible gain or loss, if any, related to this proceeding.

Note 11 – Subsequent Events

On October 28, 2019, the Company granted 94,000 stock options to executives, the fair value of which was determined to be $184,689.

On November 7, 2019, the Company entered into a securities purchase agreement with certain institutional and accredited investors, including Dr. Lon E. Bell, Chief Executive Officer and Chairman of the Board, for a private placement of the Company’s common stock and warrants to purchase common stock for aggregate gross proceeds of $3.5 million and estimated net proceeds of $3.1 million (the “Offering”). The Offering closed on November 13, 2019. In the Offering, the Company issued an aggregate of (i) 544,950 shares of common stock and (ii) pre-funded warrants to purchase 868,443 shares of common stock that are immediately exercisable and have no expiration date, in each case at a price of $2.4763 per share (or pre-funded warrant). The Company also issued to the investors warrants to purchase up to an aggregate of 1,766,751 shares of common stock at an exercise price of $2.32 per share that are immediately exercisable and will expire five years from the issuance date. As compensation to the placement agent in the Offering, in addition to a cash fee for its services, the Company also issued to the placement agent a warrant to purchase up to 70,670 shares of common stock, with an exercise price of $2.9716 per share. The other terms of the placement agent warrant are substantially the same as the investor warrants. For his investment of $500,000, Dr. Bell received 201,914 shares of common stock and 252,393 warrants in the Offering. Pursuant to a registration rights agreement, the Company has agreed to file a registration statement with the SEC to register the resale of the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in the Offering within 30 days of the closing of the Offering.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "hopes," "expects," "anticipates," "estimates," "projects," "intends," "plans," "would," "should," "could," "may" or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	our history of losses;

•	our ability to generate revenue;

•	our limited operating history;

•	the size and growth of markets for our technology;

•	regulatory developments that may affect our business;

•	our ability to successfully develop new technologies, particularly our bi-directional bipolar junction transistor, or B-TRAN™;

•	our expectations regarding the timing of prototype and commercial fabrication of B-TRAN™ devices;

•	our expectations regarding the performance of our B-TRAN™ and the consistency of that performance with both internal and third-party simulations;

•	the expected performance of future products incorporating our B-TRAN™;

•	the performance of third-party consultants and service providers whom we have and will continue to rely on to assist us in development of our B-TRAN™ and related drive circuitry;

•	the rate and degree of market acceptance for our B-TRAN™;

•	the time required for third parties to redesign, test and certify their products incorporating our B-TRAN™;

•	our ability to successfully commercialize our B-TRAN™ technology;

•	our ability to secure strategic partnerships with semiconductor fabricators and others related to our B-TRAN™ technology;

•	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our technology;

•	the success of our efforts to manage cash spending, particularly prior to the commercialization of our B-TRAN™ technology;

•	general economic conditions and events and the impact they may have on us and our potential partners and licensees;

•	our ability to obtain adequate financing in the future, as and when we need it;

•	our ability to maintain listing of our common stock on the Nasdaq Capital Market;

•	our success at managing the risks involved in the foregoing items; and

•	other factors discussed in this report, our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the Securities and Exchange Commission (the “SEC”).

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2018 financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part II, Item 1A of this report.

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

On January 2, 2019, our Board of Directors approved a strategic shift to focus on the commercialization of our B-TRAN™ technology and a plan to suspend further power converter system, or PPSA™, development and sales while we located a buyer for our power conversion systems division and PPSA™ technology. On September 19, 2019, we closed on the sale of our power conversion systems division and are now solely focused on the further development and commercialization of our B-TRAN™ technology.

To date, operations have been funded primarily through the sale of common stock. Total revenue generated from inception to date as of September 30, 2019 amounted to $14.9 million with approximately $12.4 million of that revenue from discontinued operations and the remainder from grant revenue for bi-directional power switch development. We did not have revenue from continuing operations in the nine months ended September 30, 2019 and 2018. We may pursue additional research and development grants, if and when available, to further develop and/or improve our B-TRAN™ technology.

Sale of Power Conversion Systems Division

On September 19, 2019, we closed on the sale of our power conversion systems division to CE+T Energy Solutions, Inc. (“CE+T Energy”) The consideration consisted of $200,000 in cash, received at closing, and 50 shares of CE+T Energy’s common stock, to be issued within 90 days of closing, which represented a 5% ownership interest in CE+T Energy as of the closing date. We did not record any value of the equity consideration obtained in the sale as there is not currently a market for such shares and we do not have access to current financial information and future financial projections of CE+T Energy. CE+T Energy also assumed certain liabilities of the power conversion systems division in connection with the sale. The net cash proceeds from the sale were $23,587.

On September 19, 2019, we entered into a sublease with CE+T Energy pursuant to which we sublease approximately seventy-five (75%) percent of our Austin, Texas facility to CE+T Energy. Under the sublease, CE+T Energy is obligated to make monthly payments equal to 75% of all sums due under the master lease and 100% of any maintenance and repair costs related to the subleased premises. The sublease replaced a temporary agreement between us and CE+T Energy, effective July 22, 2019, that contained similar payment obligations by CE+T Energy for utilization of the subleased premises. Consistent with the master lease, the sublease terminates on May 31, 2021.

Private Placement of Common Stock and Warrants

On November 7, 2019, we entered into a securities purchase agreement with certain institutional and accredited investors, including Dr. Lon E. Bell, our Chief Executive Officer and Chairman of the Board, for a private placement of our common stock and warrants to purchase common stock for aggregate gross proceeds of $3.5 million and estimated net proceeds of $3.1 million (the “Offering”). The Offering closed on November 13, 2019. In the Offering, we issued an aggregate of (i) 544,950 shares of common stock and (ii) pre-funded warrants to purchase 868,443 shares of common stock that are immediately exercisable and have no expiration date, in each case at a price of $2.4763 per share (or pre-funded warrant). We also issued to the investors warrants to purchase up to an aggregate of 1,766,751 shares of common stock at an exercise price of $2.32 per share that are immediately exercisable and will expire five years from the issuance date. As compensation to the placement agent in the Offering, in addition to a cash fee for its services, we also issued to the placement agent a warrant to purchase up to 70,670 shares of common stock, with an exercise price of $2.9716 per share. The other terms of the placement agent warrant are substantially the same as the investor warrants. We intend to use the net proceeds from this Offering for working capital and general corporate purposes.

Reverse Stock Split

On August 15, 2019, we effected a reverse stock split of the outstanding shares of our common stock by a ratio of one-for-ten, and our common stock began trading on the Nasdaq Capital Market on a split-adjusted basis on August 20, 2019. The par value of our common stock remained unchanged at $0.001 per share after the reverse stock split. All share amounts, per share data, share prices, exercise prices and conversion rates have, where applicable, been adjusted retroactively to reflect the reverse stock split.

Nasdaq Listing Compliance

On August 21, 2019, we were notified by the Nasdaq Listing Qualifications Department that we were not in compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on the Nasdaq Capital Market because our stockholders’ equity was below the required minimum of $2.5 million, and, as of the date of the notification, we did not meet the alternatives of market value of listed securities or net income from continuing operations. In accordance with Nasdaq Listing Rules, we had 45 calendar days, or until October 3, 2019, to submit a plan to regain compliance. We submitted a plan of compliance on October 3, 2019 addressing how we intended to regain compliance with Nasdaq Listing Rule 5550(b). On October 31, 2019, Nasdaq notified us of approval of the compliance plan, and Nasdaq granted us an extension through November 30, 2019 to take action to evidence compliance with Nasdaq Listing Rule 5550(b), which will require, among other things, that we demonstrate compliance within our periodic report for the fiscal year ending December 31, 2019. As a result of the Offering, we believe we now satisfy the minimum $2.5 million stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. If we do not regain compliance, we may be subject to delisting.

Critical Accounting Policies

On January 1, 2019, we adopted ASC 842 utilizing a modified retrospective approach with a date of initial application at the beginning of the period of adoption. At adoption, we recognized a right of use asset of $422,819 and lease liability of $427,131. As the discount rate implicit in the lease was not readily determinable and we did not have any outstanding indebtedness, we utilized market data, giving consideration to remaining term of the lease, to estimate our incremental borrowing rate at 8% per annum for purposes of calculating the right of use asset and lease liability.

There have been no other significant changes during the nine months ended September 30, 2019 to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Results of Operations

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018

Research and Development Expenses.   Research and development expenses decreased by $75,960, or 23%, to $250,773 in the three months ended September 30, 2019 from $326,733 in the three months ended September 30, 2018. The decrease was due primarily to lower stock compensation expense. We expect higher research and development expenses in the fourth quarter of 2019 due to the timing of B-TRAN™ development spending related to the fabrication of prototype engineering samples for evaluation by potential partners.

General and Administrative Expenses.   General and administrative expenses decreased by $440,491, or 48%, to $471,272 in the three months ended September 30, 2019 from $911,763 in the three months ended September 30, 2018. The decrease was due primarily to lower legal fees of $294,171, stock compensation expense of $54,100, sublease income of $38,949 and other net cost savings. General and administrative expenses were impacted by our cost reduction plan, inclusive of reduced headcount, and the sale of our power conversion systems division. We expect relatively flat general and administrative expenses in the fourth quarter of 2019 exclusive of the impact of any equity award grants.

Interest (Income) Expense, Net.   Net interest expense was $2,763 for the three months ended September 30, 2019 compared to net interest expense of $112 for the three months ended September 30, 2018.

Loss from Continuing Operations.  Our loss from continuing operations for the three months ended September 30, 2019 was $724,808 or 41% lower than the $1,238,608 loss from continuing operations for the three months ended September 30, 2018, for the reasons discussed above.

Loss from Discontinued Operations.   Our loss from discontinued operations for the three months ended September 30, 2019 was $78,796, or 92% lower than the $1,011,315 loss from discontinued operations for the three months ended September 30, 2018. The loss from discontinued operations was significantly lower than the comparative prior year period as we suspended operations of our power conversion system division on January 4, 2019, including the implementation of a significant reduction-in-force, and closed on the sale of these operations on September 19, 2019.

Loss on Sale of Discontinued Operations.   Our loss on sale of discontinued operation for the three months ended September 30, 2019 was $9,107.

Net Loss.   Our net loss for the three months ended September 30, 2019 was $812,711, or 64% lower, as compared to a net loss of $2,249,923 for the three months ended September 30, 2018, as a result of the reasons discussed above.

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018

Research and Development Expenses.   Research and development expenses increased by $61,246, or 8%, to $804,741 in the nine months ended September 30, 2019 from $743,495 in the nine months ended September 30, 2018. The increase was due primarily to higher personnel costs as we hired a Senior Development Engineer in early 2019.

General and Administrative Expenses.   General and administrative expenses decreased by $1,076,849, or 41%, to $1,520,325 in the nine months ended September 30, 2019 from $2,597,174 in the nine months ended September 30, 2018. The decrease was due primarily to lower stock compensation expense of $418,491, lower personnel costs of $350,680, lower legal fees of $138,425, lower contract labor costs of $104,060 and other net cost savings. General and administrative expenses were impacted by our cost reduction plan, inclusive of reduced headcount, and an absence of annual grants in recent years to tenured executives.

Interest (Income) Expense, Net.    Net interest expense was $3,072 for the nine months ended September 30, 2019 compared to net interest income of $36,817 for the nine months ended September 30, 2018. Net interest income in the nine months ended September 30, 2018 included late fees awarded and paid to us upon the conclusion of a legal proceeding.

Loss from Continuing Operations.  Our loss from continuing operations for the nine months ended September 30, 2019 was $2,328,138 or 30% lower than the $3,303,852 loss from continuing operations for the nine months ended September 30, 2018, for the reasons discussed above.

Loss from Discontinued Operations.   Our loss from discontinued operations for the nine months ended September 30, 2019 was $768,047, or 72% lower than the $2,724,679 loss from discontinued operations for the nine months ended September 30, 2018. The loss from discontinued operations was significantly lower than the comparative prior year period as we suspended operations of our power conversion system division on January 4, 2019, including the implementation of a significant reduction-in-force, and closed on the sale of these operations on September 19, 2019. Loss from discontinued operations for the nine months ended September 30, 2019 includes a $405,000 impairment of assets held for sale to write-down these assets to the expected net proceeds from the anticipated sale.

Loss on Sale of Discontinued Operations.   Our loss on sale of discontinued operation for the nine months ended September 30, 2019 was $9,107.

Net Loss.   Our net loss for the nine months ended September 30, 2019 was $3,105,292, or 48% lower, as compared to a net loss of $6,028,531 for the nine months ended September 30, 2018, as a result of the reasons discussed above.

Liquidity and Capital Resources

We currently do not generate revenue. We have funded our operations primarily through the sale of common stock.

At September 30, 2019, we had cash and cash equivalents of $769,833. Our net working capital and long-term debt at September 30, 2019 were $347,251 and $0, respectively.

Operating activities in the nine months ended September 30, 2019 resulted in cash outflows of $2,433,236, which were due to the loss from continuing operations for the period of $2,328,138 and cash used in operating activities related to discontinued operations of $557,096 partly offset by non-cash items, including depreciation and amortization and stock-based compensation, of $239,795 and favorable balance sheet timing of $212,203. Operating activities in the nine months ended September 30, 2018 resulted in cash outflows of $4,344,000, which were due to the loss from continuing operations for the period of $3,303,852, cash used in operating activities related to discontinued operations of $2,076,842, partly offset by stock-based compensation of $645,349, favorable balance sheet timing of $270,627, depreciation and amortization of $109,845 and patent impairment charges of $10,873. We expect a further reduction in cash outflows from operating activities due to the elimination of cash flows from discontinued operations now that a sale of these operations has been completed.

Investing activities in the nine months ended September 30, 2019 and 2018 resulted in cash outflows of $55,008 and $136,866, respectively, primarily for the acquisition of intangible assets. In the nine months ended September 30, 2019, cash outflows from investing activities included a cash inflow of $23,587 related to discontinued operations for the net proceeds from the sale of our power conversion systems business. In the nine months ended September 30, 2018, cash outflows from investing activities included $49,865 in cash outflows related to discontinued operations.

Financing activities in the nine months ended September 30, 2019 and 2018 resulted in cash outflows of $0 and $2,616, respectively.

On November 7, 2019, we entered into a securities purchase agreement with certain institutional and accredited investors, including Dr. Lon E. Bell, our Chief Executive Officer and Chairman of the Board, for a private placement of our common stock and warrants to purchase common stock for aggregate gross proceeds of $3.5 million and estimated net proceeds of $3.1 million. The Offering closed on November 13, 2019. In the Offering, we issued an aggregate of (i) 544,950 shares of common stock and (ii) pre-funded warrants to purchase 868,443 shares of common stock that are immediately exercisable and have no expiration date, in each case at a price of $2.4763 per share (or pre-funded warrant). We also issued to the investors warrants to purchase up to an aggregate of 1,766,751 shares of common stock at an exercise price of $2.32 per share that are immediately exercisable and will expire five years from the issuance date. As compensation to the placement agent in the Offering, in addition to a cash fee for its services, we also issued to the placement agent a warrant to purchase up to 70,670 shares of common stock, with an exercise price of $2.9716 per share. The other terms of the placement agent warrant are substantially the same as the investor warrants.

As our B-TRAN™ technology is in the development stage and has not yet been commercialized, we may be required to obtain additional financing in the future to continue our operations and execute our business plan. We may not be able to obtain such financing on commercially reasonable terms or at all. If we are unable to obtain such financing if or when needed, we will be required to reduce operating costs, which could jeopardize future strategic initiatives and business plans, or cease operations. In addition, there can be no assurances that the Company will be able to successfully commercialize its technology and develop profitable operations.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any material off-balance sheet arrangements.

Trends, Events and Uncertainties

There are no material changes from trends, events or uncertainties disclosed in our 2018 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of September 30, 2019.

These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 11, 2019, we entered into an asset purchase agreement (the “APA”) with Pathion Holdings, Inc., a Delaware corporation, and Pathion, Inc., a Delaware corporation (together “Pathion”) to sell certain assets (the “PPSA Assets”) related to our PPSA™ / Power Conversion Systems business (“PPSA Business”). The purchase price consisted of $500,000 in cash and 150,000 shares of the common stock of Pathion Holdings, Inc. Pursuant to the APA, Pathion would also assume certain liabilities relating to the PPSA Business.

On June 13, 2019, we filed a petition in the district court of the 250th Judicial District in Travis County (the “Court”), naming Pathion and certain Pathion officers as defendants. The petition asserts breach of the APA and the related Sublease Agreement for failure by Pathion to pay any cash amounts due thereunder, and fraudulent inducement as Pathion and the individual defendants misrepresented Pathion’s financial position and its stock value. The petition also requests a declaratory judgment that Pathion has no rights to the PPSA Assets.

On July 15, 2019, Pathion filed a general denial to our petition.

On July 22, 2019, we filed a motion for partial summary judgment on its declaratory judgment action and for severance. Pathion responded to the motion for summary judgment on August 6, 2019. That same day, Pathion filed a counterclaim, and requested injunctive relief and a declaratory judgment.

On August 13, 2019, the Court conducted a hearing on our motion for summary judgment. On August 23, 2019, the Court issued an order granting our motion for summary judgment and fees and severing judgment from the remaining claims. Under this order, the Court declared that Pathion has no rights to the PPSA Assets and awarded us $24,800 in legal fees. On October 15, 2019, the Court issued a writ of garnishment against Pathion’s bank to enable collection of these legal fees.

On October 14, 2019, the Court granted Pathion’s counsel’s motion to withdraw. Ten days later, a new lawyer appeared for the Pathion Defendants, and the next day, October 25, 2019, the Court issued a scheduling order requiring Pathion to produce documents and appear for deposition in December 2019. The Court set trial to begin on August 31, 2020.

At this time, we are unable to estimate the possible gain or loss, if any, related to this proceeding.

ITEM 1A.	RISK FACTORS

You should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018. The risk factors described herein and in our Annual Report on Form 10-K for the year ended December 31, 2018 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1	Certificate of Amendment to the Certificate of Incorporation of Ideal Power Inc. dated August 14, 2019. (1)

10.1+	Asset Purchase Agreement, dated September 19, 2019, by and between Ideal Power Inc. and CE+T Energy Solutions, Inc. (2)

10.2+	Sublease Agreement, dated September 19, 2019, by and between Ideal Power Inc. and CE+T Energy Solutions, Inc. (2)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Schedules and exhibits have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K, as applicable. The Company agrees to furnish copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
(1)	Incorporated by reference to the registrant’s Form 8-K filed with the Securities and Exchange Commission on August 20, 2019.
(2)	Incorporated by reference to the registrant’s Form 8-K filed with the Securities and Exchange Commission on September 24, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, has duly, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 14, 2019	IDEAL POWER INC.

	By:	/s/ Lon E. Bell
Lon E. Bell
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer

