Form 10-Q
period 2020-03-31
Ideal Power Inc.
filed 2020-05-14
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2020

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

As of May 12, 2020, the issuer had 2,126,267 shares of common stock, par value $.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,219,992	$3,057,682
Prepayments and other current assets	253,902	248,148
Total current assets	2,473,894	3,305,830

Property and equipment, net	52,165	47,302
Intangible assets, net	1,608,121	1,634,378
Right of use asset	216,518	260,310
Other assets	17,920	17,920
Total assets	$4,368,618	$5,265,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,920	$182,956
Accrued expenses	319,342	319,135
Current portion of lease liability	188,678	183,119
Total current liabilities	646,940	685,210

Long-term lease liability	33,149	82,055
Other long-term liabilities	613,300	609,242
Total liabilities	1,293,389	1,376,507

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,101,272 shares issued and 2,099,951 shares outstanding at March 31, 2020 and December 31, 2019	2,101	2,101
Additional paid-in capital	71,358,753	71,242,256
Treasury stock, at cost, 1,321 shares at March 31, 2020 and December 31, 2019	(13,210)	(13,210)
Accumulated deficit	(68,272,415)	(67,341,914)
Total stockholders’ equity	3,075,229	3,889,233
Total liabilities and stockholders’ equity	$4,368,618	$5,265,740

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2020	2019
Product revenue	$–	$–
Cost of product revenue	–	–
Gross profit	–	–

Operating expenses:
Research and development	350,664	218,216
General and administrative	579,770	468,390
Total operating expenses	930,434	686,606

Loss from continuing operations before interest	(930,434)	(686,606)
Interest expense, net	67	7,118
Loss from continuing operations	(930,501)	(693,724)
Loss from discontinued operations	–	(347,175)
Net loss	$(930,501)	$(1,040,899)

Loss from continuing operations per share – basic and fully diluted	$(0.31)	$(0.49)
Loss from discontinued operations per share – basic and fully diluted	–	(0.24)
Net loss per share – basic and fully diluted	$(0.31)	$(0.73)

Weighted average number of shares outstanding – basic and fully diluted	2,968,394	1,433,069

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Loss from continuing operations	$(930,501)	$(693,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,113	27,595
Write-off of capitalized patents	17,344	–
Stock-based compensation	116,497	26,621
Decrease in operating assets:
Prepayments and other current assets	(5,754)	1,044
Increase (decrease) in operating liabilities:
Accounts payable	(44,036)	36,253
Accrued expenses	4,710	15,182
Net cash used in operating activities	(813,627)	(587,029)
Net cash used in operating activities – discontinued operations	–	(409,867)

Cash flows from investing activities:
Purchase of property and equipment	(10,678)	(1,194)
Acquisition of intangible assets	(13,385)	(31,323)
Net cash used in investing activities	(24,063)	(32,517)

Net decrease in cash and cash equivalents – continuing operations	(837,690)	(619,546)
Net decrease in cash and cash equivalents – discontinued operations	–	(409,867)
Cash and cash equivalents at beginning of period	3,057,682	3,258,077
Cash and cash equivalents at end of period	$2,219,992	$2,228,664

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2018	1,404,479	$1,404	1,518,430	$1,518	$68,022,484	1,321	$(13,210)	$(63,414,252)	$4,597,944
Conversion of preferred stock to common stock	70,843	71	(708,430)	(708)	637	—	—	—	—
Stock-based compensation	—	—	—	—	(25,814)	—	—	—	(25,814)
Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	(1,040,899)	(1,040,899)
Balances at March 31, 2019	1,475,322	$1,475	810,000	$810	$67,997,307	1,321	$(13,210)	$(64,455,151)	$3,531,231

Balances at December 31, 2019	2,101,272	$2,101	—	$—	$71,242,256	1,321	$(13,210)	$(67,341,914)	$3,889,233
Stock-based compensation	—	—	—	—	116,497	—	—	—	116,497
Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	(930,501)	(930,501)
Balances at March 31, 2020	2,101,272	$2,101	—	$—	$71,358,753	1,321	$(13,210)	$(68,272,415)	$3,075,229

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

On April 16, 2018, the Company realigned into two operating divisions: Power Conversion Systems, to continue the commercialization of its PPSA™ technology, and B-TRAN, to develop its Bi-directional bi-polar junction TRANsistor (B-TRAN™) solid state switch technology. On January 2, 2019, the Board of Directors of the Company (the “Board”) approved a strategic shift to focus on the commercialization of its B-TRAN™ technology and a plan to suspend further power converter system development and sales while the Company located a buyer for its power conversion systems division and PPSA™ technology. On September 19, 2019, the Company closed on the sale of the power conversion systems division and the Company is now solely focused on the further development and commercialization of its B-TRAN™ technology. Prior to the sale of the Company’s PPSA™ business and technology on September 19, 2019, the Company classified the power conversion system division as held for sale. The Company shows this division as a discontinued operation in these financial statements.

Since its inception, the Company has generated limited revenues from the sale of products and has financed its research and development efforts and operations primarily through the sale of common stock and warrants. The Company’s continued operations are dependent upon, among other things, its ability to obtain adequate sources of funding through future revenues, follow-on stock offerings, issuances of warrants, debt financing, co-development agreements, government grants, sale or licensing of developed intellectual property or other alternatives.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Balance Sheet at December 31, 2019 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 31, 2020.

In the opinion of management, these financial statements reflect all normal recurring, and other adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Liquidity and Going Concern

As reflected in the accompanying condensed financial statements, the Company had a net loss of $0.9 million and used $0.8 million of cash in operating activities for the three months ended March 31, 2020. At March 31, 2020, the Company had net working capital of $1.8 million and the Company’s principal source of liquidity consisted of $2.2 million of cash and cash equivalents.

In order to meet the Company’s operating requirements through at least the next twelve months from the date of issuance of these financial statements, it will need to raise additional capital from third parties. There can be no assurance that the Company will be successful in obtaining third party financing. Additionally, the outbreak of the novel coronavirus (COVID-19) has caused significant disruptions to the global financial markets which could impact the Company’s ability to raise additional capital, on acceptable terms or at all. If external financing sources are not available or are inadequate to fund operations, or the technology under development is not capable of generating sustainable revenues in the future, the Company will be required to reduce operating costs, which could jeopardize future strategic initiatives and business plans. Accordingly, these factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s 2019 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

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

Earnings Per Share

In accordance with ASC 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic earnings per share. As such, for the three months ended March 31, 2020, the Company has included pre-funded warrants to purchase 868,443 shares of common stock, which were issued in November 2019 with an exercise price of $0.001, in its computation of earnings per share. See Note 7 for additional information.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Discontinued Operations

On January 2, 2019, the Board approved a strategic shift to focus on the commercialization of the Company’s B-TRAN™ technology and a plan to suspend further power converter system development and sales while the Company located a buyer for its power conversion systems division. On January 4, 2019, the Company implemented a reduction-in-force in connection with this exit activity and recognized an expense of $92,600 in involuntary termination benefits.

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

On September 19, 2019, the Company closed on the sale of its power conversion systems division to CE+T Energy Solutions, Inc. (“CE+T Energy”). The consideration consisted of $200,000 in cash and 50 shares of CE+T Energy’s common stock, issued on December 11, 2019, which represented a 5% ownership interest in CE+T Energy as of the closing date. The Company did not record any value of the equity consideration obtained in the sale as there is not currently a market for such shares and the Company does not have access to current financial information and future financial projections of CE+T Energy. CE+T Energy also assumed certain liabilities of the power conversion systems division in connection with the sale. The net cash proceeds from the sale were $23,587.

As a result of the sale, the Balance Sheets at March 31, 2020 and December 31, 2019 do not include assets held for sale.

The following is a reconciliation of the major classes of line items constituting loss on discontinued operations to loss on discontinued operations shown in the Statement of Operations:

March 31,
2019
Product revenue	$113,500
Cost of product revenue	98,768
Research and development	160,284
General and administrative	25,506
Sales and marketing	36,117
Impairment (1)	140,000
Loss on discontinued operations	$(347,175)

(1)	Represents an impairment charge of $140,000, calculated as the net book value of assets held for sale prior to the impairment less the expected proceeds from the planned sale. The expected proceeds were based on the estimated fair value of the net assets held for sale less the estimated cost to sell the net assets held for sale.

Note 4 – Intangible Assets

Intangible assets, net consisted of the following:

	March 31, 2020	December 31, 2019
	(unaudited)
Patents	$905,183	$909,142
Other intangible assets	964,542	964,542
	1,869,725	1,873,684
Accumulated amortization	(261,604)	(239,306)
	$1,608,121	$1,634,378

Amortization expense amounted to $22,298 and $16,469 for the three months ended March 31, 2020 and 2019, respectively. Amortization expense for the succeeding five years and thereafter is $68,967 (2020), $91,955 (2021-2024) and $922,676 (thereafter).

At March 31, 2020 and December 31, 2019, the Company had capitalized $248,658 and $335,224, respectively, for costs related to patents that have not been awarded.

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

 On September 19, 2019, the Company entered into a sublease with CE+T Energy pursuant to which the Company subleases approximately seventy-five (75%) percent of its Austin, Texas facility to CE+T Energy. Under the sublease, CE+T Energy is obligated to make monthly payments equal to 75% of all sums due under the master lease and 100% of any maintenance and repair costs related to the subleased premises. The sublease replaced a temporary agreement between the Company and CE+T Energy, effective July 22, 2019, that contained similar payment obligations by CE+T Energy for utilization of the subleased premises. Consistent with the master lease, the sublease terminates on May 31, 2021. During the three months ended March 31, 2020, CE+T Energy made payments of $51,231 to the Company related to the subleased premises. The payments included CE+T Energy’s share of rent as well as its proportionate share of operating costs for the building under the master lease. The Company recognized these payments as a reduction in general and administrative expenses.

Future minimum payments under the lease, as amended, are as follows:

For the Year Ended December 31,	Master Lease	Sublease Income	Net
2020	148,436	(111,327)	37,109
2021	83,149	(62,362)	20,787
Total future undiscounted minimum lease payments	$231,585	$(173,689)	$57,896
Less: imputed interest	(9,758)
Total lease liability	$221,827

For the three months ended March 31, 2020 and 2019, operating cash flows for lease payments totaled $48,041 and $46,194, respectively. For both the three months ended March 31, 2020 and 2019, operating lease cost, recognized on a straight-line basis, totaled $48,488. At March 31, 2020, the remaining lease term was 14 months.

Note 6 – Commitments and Contingencies

License Agreement

In 2015, the Company entered into licensing agreements which expire in February 2033. Per the agreements, the Company has an exclusive royalty-free license associated with semiconductor power switches which enhances its intellectual property portfolio. The agreements include both fixed payments, all of which were paid prior to 2017, and ongoing variable payments. The variable payments are a function of the number of associated patent filings pending and patents issued under the agreements. The Company will pay $10,000 for each patent filing pending and $20,000 for each patent issued within 20 days of December 21st of each year of the agreements, up to a maximum of $100,000 per year (i.e. five issued patents).

In April 2019, a patent associated with these agreements was issued and the Company recorded, as a non-cash activity, an intangible asset and a corresponding other long-term liability of $232,367, representing the estimated present value of future payments under the licensing agreements for this issued patent. Through March 31, 2020, three patents associated with the agreements were issued. At March 31, 2020 and December 31, 2019, the other long-term liability for the estimated present value of future payments under the licensing agreements was $599,860 and $595,802, respectively. The Company is accruing interest for future payments related to the issued patents associated with these agreements.

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

At March 31, 2020, the Company, even though it did not expect an unfavorable outcome related to this proceeding, was unable to estimate the possible gain or loss, if any, related to this proceeding.

On April 17, 2020, the Company and Pathion, including the individual Pathion defendants, entered into an Agreement and General Release and, on April 22, 2020 jointly filed a Mutual Notice of Nonsuit with the Court. As a result, the parties have been released from any agreements previously signed by the parties and the legal proceeding has been dismissed. In connection with this settlement for no cash consideration, the parties signed a Rule 11 Agreement whereby the Company would still receive the $25,442 of legal fees plus interest that it was awarded by the Court in August 2019 and garnished in October 2019. These funds were received by the Company on April 23, 2020.

The Company may be subject to other litigation from time to time in the ordinary course of business. The Company is not currently party to any legal proceedings that it believes would reasonably have a material adverse impact on its business, financial results and cash flows.

Indemnification Obligations

In connection with the sale of its power conversion systems division in September 2019, the Company entered into an Asset Purchase Agreement with CE+T Energy that contains mutual indemnification obligations for breaches of representations, warranties and covenants and for certain other matters, including indemnification by the Company for assets and liabilities excluded from the sale and by CE+T Energy for liabilities assumed in the sale.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and the rest of the world. The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, including, among other things, the duration and spread of COVID-19, and the overall economy, all of which are highly uncertain and cannot be predicted. The outbreak of COVID-19 has already caused significant disruptions to the global financial markets which may impact the Company’s ability to raise additional capital, on acceptable terms or at all. If the financial markets and/or the overall economy are impacted for an extended period, the Company's operating results may be materially and adversely affected.

Note 7 — Common and Preferred Stock

Private Placement

On November 7, 2019, the Company entered into a securities purchase agreement with certain institutional and accredited investors, including Dr. Lon E. Bell, Chairman of the Board and former Chief Executive Officer, for a private placement of the Company’s common stock and warrants to purchase common stock for aggregate gross proceeds of $3.5 million and net proceeds of $3.1 million (the “Offering”). The Offering closed on November 13, 2019. In the Offering, the Company issued an aggregate of (i) 544,950 shares of common stock at $2.4763 per share and (ii) pre-funded warrants to purchase 868,443 shares of common stock that are immediately exercisable and have no expiration date, at a price of $2.4763 less a nominal exercise price of $0.001 per pre-funded warrant. The Company also issued to the investors warrants to purchase up to an aggregate of 1,766,751 shares of common stock at an exercise price of $2.32 per share that are immediately exercisable and will expire five years from the issuance date. As compensation to the placement agent in the Offering, in addition to a cash fee for its services, the Company also issued to the placement agent a warrant to purchase up to 70,670 shares of common stock, with an exercise price of $2.9716 per share. The other terms of the placement agent warrant are substantially the same as the investor warrants. For his investment of $500,000, Dr. Bell received 201,914 shares of common stock and 252,393 warrants in the Offering. Pursuant to a registration rights agreement, the Company filed a registration statement with the SEC (which was declared effective on December 20, 2019) to register the resale of the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in the Offering.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.

On February 21, 2019, a shareholder converted 708,430 shares of preferred stock to 70,843 shares of common stock. On December 12, 2019, a shareholder converted 810,000 shares of preferred stock to 81,000 shares of common stock. At March 31, 2020 and December 31, 2019, there was no preferred stock outstanding.

Note 8 — Equity Incentive Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved shares of common stock for issuance under the Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.

At March 31, 2020, 19,663 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2019	169,980	$8.13	9.1
Granted	112,791	$2.18
Outstanding at March 31, 2020	282,771	$5.76	9.3
Exercisable at March 31, 2020	74,980	$14.81	7.9

During the three months ended March 31, 2020, the Company granted 52,791 stock options to Board members and 57,000 stock options to executives that are subject to cancellation for no consideration in the event the Company does not obtain shareholder approval of an increase in the shares reserved for issuance under the Plan at the Company’s 2020 Annual Meeting of Stockholders. During the three months ended March 31, 2020, the Company granted 3,000 stock options to employees under the Plan. The estimated fair value of these stock options, calculated using the Black-Scholes option valuation model, was $173,184, $100,919 of which was recognized during the three months ended March 31, 2020.

At March 31, 2020, there was $232,952 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.1 years.

Note 9 — Warrants

The Company had 2,714,858 warrants outstanding at March 31, 2020 with a weighted average exercise price of $1.70 per share, down from 3,331,506 warrants outstanding at December 31, 2019. During the three months ended March 31, 2020, warrants to purchase 616,648 shares of common stock expired.

At March 31, 2020, all warrants are exercisable, although the warrants held by each of the Company’s four largest beneficial owners may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such shareholder does not exceed 9.99% of the outstanding shares of the Company’s common stock.

Note 10 — Subsequent Events

On April 29, 2020, the Company issued 26,316 unregistered shares of common stock, valued at $50,000 at the time of issuance, to a third-party vendor as compensation for services performed. At March 31, 2020, the $50,000 was included in accrued expenses.

On May 4, 2020, the Company entered into a Loan Agreement and Promissory Note (collectively the “PPP Loan”) with BBVA USA pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received total proceeds of $91,407 from the unsecured PPP Loan. The PPP Loan is scheduled to mature on May 4, 2022 and has an interest rate of 1.00% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The PPP Loan may be prepaid by the Company at any time prior to its maturity with no prepayment penalties.

The PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes, including payroll costs, rent payments on certain leases and certain qualified utility payments, provided that, among other things, at least 75% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level. In accordance with the requirements of the CARES Act and the PPP, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. There can be no assurance that the Company will be granted forgiveness of the PPP Loan in whole or in part. Assuming the principal amount is not forgiven, the payment schedule would consist of 18 monthly consecutive payments of $5,145 each, beginning December 4, 2020 with a final payment due on May 4, 2022 for all principal and accrued interest not yet paid.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "hopes," "expects," "anticipates," "estimates," "projects," "intends," "plans," "would," "should," "could," "may" or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	our history of losses;

•	our ability to generate revenue;

•	our limited operating history;

•	the size and growth of markets for our technology;

•	regulatory developments that may affect our business;

•	our ability to successfully develop new technologies, particularly our bi-directional bipolar junction transistor, or B-TRAN™;

•	our expectations regarding the timing of prototype and commercial fabrication of B-TRAN™ devices;

•	our expectations regarding the performance of our B-TRAN™ and the consistency of that performance with both internal and third-party simulations;

•	the expected performance of future products incorporating our B-TRAN™;

•	the performance of third-party consultants and service providers whom we have and will continue to rely on to assist us in development of our B-TRAN™ and related drive circuitry;

•	the rate and degree of market acceptance for our B-TRAN™;

•	The time required for third parties to redesign, test and certify their products incorporating our B-TRAN™;

•	our ability to successfully commercialize our B-TRAN™ technology;

•	our ability to secure strategic partnerships with semiconductor fabricators and others related to our B-TRAN™ technology;

•	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our technology;

•	the success of our efforts to manage cash spending, particularly prior to the commercialization of our B-TRAN™ technology;

•	general economic conditions and events and the impact they may have on us and our potential partners and licensees;

•	our ability to obtain adequate financing in the future, as and when we need it;

•	our ability to maintain listing of our common stock on the Nasdaq Capital Market;

•	the impact of the novel coronavirus (COVID-19) on our business, financial condition and results of operations;

•	our success at managing the risks involved in the foregoing items; and

•	other factors discussed in this report.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2019 financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part II, Item 1A of this report.

Overview

Ideal Power Inc. is located in Austin, Texas. Until April 2018, we were primarily focused on the design, marketing and sale of electrical power conversion products using our proprietary technology called Power Packet Switching Architecture™, or PPSA™. PPSA™ is a power conversion technology that improves upon existing power conversion technologies in key product metrics, such as size and weight while providing built-in isolation and bi-directional and multi-port capabilities. PPSA™ utilizes standardized hardware with application specific embedded software. Our products were designed to be used in both on-grid and off-grid applications with a focus on solar + storage, microgrid and stand-alone energy storage applications. The principal products of the Company were 30-kilowatt power conversion systems, including 2-port and multi-port products.

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

To date, operations have been funded primarily through the sale of common stock and warrants. Total revenue generated from inception to date as of March 31, 2020 amounted to $14.9 million with approximately $12.4 million of that revenue from discontinued operations and the remainder from grant revenue for bi-directional power switch development. We did not have revenue from continuing operations in the three months ended March 31, 2020 or 2019. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology.

COVID-19 Impact

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and the rest of the world. The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, including, among other things, the duration and spread of COVID-19, and the overall economy, all of which are highly uncertain and cannot be predicted. The outbreak of COVID-19 has already caused significant disruptions to the global financial markets which may impact the Company’s ability to raise additional capital, on acceptable terms or at all. If the financial markets and/or the overall economy are impacted for an extended period, the Company's operating results may be materially and adversely affected.

Results of Operations

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

Research and Development Expenses.   Research and development expenses increased by $132,448, or 61%, to $350,664 in the three months ended March 31, 2020 from $218,216 in the three months ended March 31, 2019. The increase was due to higher semiconductor fabrication costs of $110,833 and higher stock compensation expense of $39,042, partly offset by lower facilities costs of $14,893. We expect relatively flat research and development expenses for the balance of 2020, although these expenses will be subject to quarterly variability due to timing of semiconductor fabrication costs.

General and Administrative Expenses.   General and administrative expenses increased by $111,380, or 24%, to $579,770 in the three months ended March 31, 2020 from $468,390 in the three months ended March 31, 2019. The increase was due to fees incurred in connection with the search for our new chief executive officer of $133,078 and higher stock compensation expense of $50,833, partly offset by lower facilities costs of $22,339, legal fees of $21,215 and insurance costs of $20,063. We expect lower general and administrative expenses, as compared to the three months ended March 31, 2020, for the remainder of 2020.

Interest Expense, Net.    Net interest expense was $67 for the three months ended March 31, 2020 compared to $7,118 for the three months ended March 31, 2019.

Loss from Continuing Operations.  Our loss from continuing operations for the three months ended March 31, 2020 was $930,501 or 34% higher than the $693,724 loss from continuing operations for the three months ended March 31, 2019 due to fees incurred in connection with the search for our new chief executive officer, the timing of semiconductor fabrication costs and higher stock compensation expense, partly offset by other cost savings.

Loss from Discontinued Operations.   Our loss from discontinued operations for the three months ended March 31, 2019 was $347,175 and included a $140,000 impairment of assets held for sale. As we sold our power conversion systems division in September 2019, we did not have a loss from discontinued operations for the three months ended March 31, 2020.

Net Loss.   Our net loss for the three months ended March 31, 2020 was $930,501, or 11% lower, as compared to a net loss of $1,040,899 for the three months ended March 31, 2019, for the reasons discussed above.

Liquidity and Capital Resources

We currently do not generate revenue. We have funded our operations through the sale of common stock and warrants.

At March 31, 2020, we had cash and cash equivalents of $2,219,992. Our net working capital and long-term debt at March 31, 2020 were $1,826,954 and $0, respectively. As discussed below, in May 2020, we received a PPP Loan (as defined below) of $91,407 to temporarily subsidize our payroll and facilities costs in a business landscape impacted by the COVID-19 pandemic.

As our technology is in the development stage and has not yet been commercialized, we will be required to obtain additional financing to continue our operations and execute our business plan. We will need to raise additional capital within the next twelve months from the date of issuance of this report to fund our future operations. We may not be able to obtain such financing on commercially reasonable terms or at all, especially in light of the market volatility and uncertainty as a result of the COVID-19 outbreak. If we are unable to obtain such financing when needed, we will be required to reduce operating costs, which could jeopardize current and future strategic initiatives and business plans, or cease operations. Based on our current operating plan, existing working capital at March 31, 2020 is not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date our financial statements for the period ended March 31, 2020 are issued unless we are able to raise additional capital to fund operations. Our financial statements for the three months ended March 31, 2020, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm, in its report on our 2019 financial statements, raised substantial doubt about our ability to continue as a going concern.

Operating activities in the three months ended March 31, 2020 resulted in cash outflows of $813,627, which were due to the loss from continuing operations for the period of $930,501 and unfavorable balance sheet timing of $45,080 partly offset by stock-based compensation of $116,497, depreciation and amortization of $28,113 and patent impairment charges of $17,344. Operating activities in the three months ended March 31, 2019 resulted in cash outflows of $996,896, which were due to the loss from continuing operations for the period of $693,724 and cash used in operating activities related to discontinued operations of $409,867 partly offset by non-cash items, including depreciation and amortization and stock-based compensation, of $54,216 and favorable balance sheet timing of $52,479. We expect a modest reduction in cash outflows from operating activities for the remainder of 2020, although these outflows will be subject to quarterly variability due to timing of research and development expenditures.

Investing activities in the three months ended March 31, 2020 and 2019 resulted in cash outflows of $24,063 and $32,517, respectively, for the acquisition of intangible assets and fixed assets.

Financing activities in the three months ended March 31, 2020 and 2019 resulted in no cash inflows or outflows.

PPP Loan

On May 4, 2020, we entered into a Loan Agreement and Promissory Note (collectively the “PPP Loan”) with BBVA USA pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. We received total proceeds of $91,407 from the unsecured PPP Loan. The PPP Loan is scheduled to mature on May 4, 2022 and has an interest rate of 1.00% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The PPP Loan may be prepaid by us at any time prior to its maturity with no prepayment penalties.

The PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by us during the eight-week period after the loan origination for certain purposes, including payroll costs, rent payments on certain leases, and certain qualified utility payments, provided that, among other things, at least 75% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level. In accordance with the requirements of the CARES Act and the PPP, we intend to use the proceeds from the PPP Loan primarily for payroll costs. It is our expectation that the PPP Loan will be forgiven but no assurance can be given that we will be granted forgiveness of the PPP Loan in whole or in part. Assuming the principal amount is not forgiven, the payment schedule would consist of 18 monthly consecutive payments of $5,145 each, beginning December 4, 2020 with a final payment due on May 4, 2022 for all principal and accrued interest not yet paid.

Private Placement

On November 13, 2019, we closed on a private placement of our common stock and warrants to purchase common stock for aggregate gross proceeds of $3.5 million and net proceeds of $3.1 million (the “Offering”). We have been utilizing, and expect to continue to utilize, the net proceeds from the Offering for working capital and general corporate purposes.

Critical Accounting Policies

There have been no significant changes during the three months ended March 31, 2020 to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Off-Balance Sheet Transactions

As of March 31, 2020, we did not have any off-balance sheet transactions.

Trends, Events and Uncertainties

There are no material changes from trends, events or uncertainties disclosed in our 2019 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial and accounting officer) of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020 and has concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 17, 2020, the Company and Pathion, including the individual Pathion defendants, entered into an Agreement and General Release and, on April 22, 2020, jointly filed a Mutual Notice of Nonsuit with the Court. As a result, both parties have been released from any agreements previously signed by the parties and the legal proceeding has been dismissed. In connection with this settlement for no cash consideration, the parties signed a Rule 11 Agreement whereby we would still receive the $25,442 of legal fees plus interest that we were awarded by the Court in August 2019 and garnished in October 2019. We received these funds on April 23, 2020.

We may be subject to other litigation from time to time in the ordinary course of business. We are not currently party to any legal proceedings that we believe would reasonably have a material adverse impact on our business, financial results and cash flows.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in our 2019 Annual Report on Form 10-K.

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

Dated May 14, 2020	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer