Form 10-Q
period 2020-06-30
Ideal Power Inc.
filed 2020-08-13
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2020

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

As of August 11, 2020, the issuer had 2,899,815 shares of common stock, par value $.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,793,582	$3,057,682
Prepayments and other current assets	223,838	248,148
Total current assets	2,017,420	3,305,830

Property and equipment, net	46,078	47,302
Intangible assets, net	1,594,085	1,634,378
Right of use asset	171,849	260,310
Other assets	–	17,920
Total assets	$3,829,432	$5,265,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,333	$182,956
Accrued expenses	327,328	319,135
Current portion of lease liability	176,989	183,119
Total current liabilities	551,650	685,210

Long-term debt	96,407	–
Long-term lease liability	–	82,055
Other long-term liabilities	603,917	609,242
Total liabilities	1,251,974	1,376,507

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,353,306 shares issued and 2,351,985 shares outstanding at June 30, 2020, and 2,101,272 shares issued and 2,099,951 shares outstanding at December 31, 2019, respectively	2,353	2,101
Additional paid-in capital	71,693,988	71,242,256
Treasury stock, at cost, 1,321 shares at June 30, 2020 and December 31, 2019	(13,210)	(13,210)
Accumulated deficit	(69,105,673)	(67,341,914)
Total stockholders’ equity	2,577,458	3,889,233
Total liabilities and stockholders’ equity	$3,829,432	$5,265,740

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Grant revenue	$6,515	$–	$6,515	$–
Cost of grant revenue	6,515	–	6,515	–
Gross profit	–	–	–	–

Operating expenses:
Research and development	316,325	335,752	666,989	553,968
General and administrative	515,878	580,663	1,095,648	1,049,053
Total operating expenses	832,203	916,415	1,762,637	1,603,021

Loss from continuing operations before interest	(832,203)	(916,415)	(1,762,637)	(1,603,021)
Interest (income) expense, net	1,055	(6,809)	1,122	309
Loss from continuing operations	(833,258)	(909,606)	(1,763,759)	(1,603,330)
Loss from discontinued operations	–	(342,076)	–	(689,251)
Net loss	$(833,258)	$(1,251,682)	$(1,763,759)	$(2,292,581)

Loss from continuing operations per share – basic and fully diluted	$(0.28)	$(0.62)	$(0.59)	$(1.10)
Loss from discontinued operations per share – basic and fully diluted	–	(0.23)	–	(0.48)
Net loss per share – basic and fully diluted	$(0.28)	$(0.85)	$(0.59)	$(1.58)

Weighted average number of shares outstanding – basic and fully diluted	2,998,350	1,474,001	2,983,372	1,453,648

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Loss from continuing operations	$(1,763,759)	$(1,603,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,248	56,497
Write-off of capitalized patents	18,235	–
Stock-based compensation	226,168	140,190
Stock issued for services	50,000	–
Decrease in operating assets:
Prepayments and other current assets	42,230	112,347
Increase (decrease) in operating liabilities:
Accounts payable	(135,623)	2,836
Accrued expenses	3,144	(7,588)
Net cash used in operating activities	(1,502,357)	(1,299,048)
Net cash used in operating activities – discontinued operations	–	(465,328)

Cash flows from investing activities:
Purchase of property and equipment	(10,678)	(1,194)
Acquisition of intangible assets	(23,288)	(54,710)
Net cash used in investing activities	(33,966)	(55,904)

Cash flows from financing activities:
Proceeds from loans	96,407	–
Proceeds from the exercise of warrants	175,816	–
Net cash provided by financing activities	272,223	–

Net decrease in cash and cash equivalents – continuing operations	(1,264,100)	(1,354,952)
Net decrease in cash and cash equivalents – discontinued operations	–	(465,328)
Cash and cash equivalents at beginning of period	3,057,682	3,258,077
Cash and cash equivalents at end of period	$1,793,582	$1,437,797

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statement of Stockholders’ Equity

For the Three-Month Periods during the Six Months Ended June 30, 2020 and 2019

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2018	1,404,479	$1,404	1,518,430	$1,518	$68,022,484	1,321	$(13,210)	$(63,414,252)	$4,597,944
Conversion of preferred stock to common stock	70,843	71	(708,430)	(708)	637	—	—	—	—
Stock-based compensation	—	—	—	—	(25,814)	—	—	—	(25,814)
Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	(1,040,899)	(1,040,899)
Balances at March 31, 2019	1,475,322	1,475	810,000	810	67,997,307	1,321	(13,210)	(64,455,151)	3,531,231
Stock-based compensation	—	—	—	—	101,843	—	—	—	101,843
Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	(1,251,682)	(1,251,682)
Balances at June 30, 2019	1,475,322	$1,475	810,000	$810	$68,099,150	1,321	$(13,210)	$(65,706,833)	$2,381,392

Balances at December 31, 2019	2,101,272	$2,101	—	$—	$71,242,256	1,321	$(13,210)	$(67,341,914)	$3,889,233
Stock-based compensation	—	—	—	—	116,497	—	—	—	116,497
Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	(930,501)	(930,501)
Balances at March 31, 2020	2,101,272	2,101	—	—	71,358,753	1,321	(13,210)	(68,272,415)	3,075,229
Stock-based compensation	—	—	—	—	109,671	—	—	—	109,671
Stock issued for services	26,316	26	—	—	49,974	—	—	—	50,000
Exercise of warrants	225,718	226	—	—	175,590	—	—	—	175,816
Net loss for the three months ended June 30, 2020	—	—	—	—	—	—	—	(833,258)	(833,258)
Balances at June 30, 2020	2,353,306	$2,353	—	$—	$71,693,988	1,321	$(13,210)	$(69,105,673)	$2,577,458

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

In April 2018, the Company realigned into two operating divisions: Power Conversion Systems, to continue the commercialization of its PPSA™ technology, and B-TRAN, to develop its Bi-directional bi-polar junction TRANsistor (B-TRAN™) solid state switch technology.

In January 2019, the Board of Directors of the Company (the “Board”) approved a strategic shift to focus on the commercialization of its B-TRAN™ technology and a plan to suspend further power converter system development and sales while the Company located a buyer for its power conversion systems division and PPSA™ technology. In September 2019, the Company closed on the sale of the power conversion systems division and the Company is now solely focused on the further development and commercialization of its B-TRAN™ technology. Prior to the sale of the Company’s PPSA™ business and technology in September 2019, the Company classified the power conversion system division as held for sale. The Company shows this division as a discontinued operation in these financial statements.

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

Liquidity and Going Concern

As reflected in the accompanying condensed financial statements, the Company had a net loss of $1.8 million and used $1.5 million of cash in operating activities for the six months ended June 30, 2020. At June 30, 2020, the Company had net working capital of $1.5 million and the Company’s principal source of liquidity consisted of $1.8 million of cash and cash equivalents. The Company’s cash and cash equivalent balance at June 30, 2020 relative to its estimate of future operating cash requirements led to substantial doubt about the ability of the Company to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s 2019 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. On August 5, 2020 the Company completed an early warrant exercise transaction pursuant to which certain of the Company’s Series A warrant holders agreed to the early exercise of their Series A warrants in exchange for new Series C warrants to purchase shares of the Company’s common stock, through a private placement. The transaction raised aggregate gross proceeds of $2.7 million and estimated net proceeds of $2.5 million, thereby alleviating the substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months from the date of issuance of these financial statements. See Note 11.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to develop profitable operations through implementation of its current business initiatives, however, there can be no assurances that the Company will be able to do so. Additionally, the outbreak of the novel coronavirus (COVID-19) has caused significant disruptions to the global financial markets which could further impact the Company’s ability to raise additional capital. If external financing sources are not available or are inadequate to fund operations, or the technology under development is not capable of generating sustainable revenues in the future, the Company will be required to reduce operating costs, which could jeopardize future strategic initiatives and business plans, or cease operations. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Revenue Recognition

The Company recognizes revenue and related cost of revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers (ASC 606) and, as applicable, with the guidance issued by the FASB in June 2018 for the recipients of grants.

Currently, the Company recognizes grant revenue and cost of grant revenue only. Government contracts, including grants, are agreements that generally provide the Company with cost reimbursement for certain types of development activities over a contractually defined period. Grant revenue is recognized in the period during which the Company incurs the related costs, provided that the Company has incurred the cost in accordance with the specifications and work plans determined between the Company and the government entity.

For the six months ended June 30, 2020, the Company recognized $6,515 of grant revenue and cost of grant revenue. The grant revenue relates to a $1.2 million subcontract with Diversified Technologies, Inc. (DTI), signed in June 2020, to supply B-TRAN™ devices as part of a two-year contract awarded to DTI by the United States Naval Sea Systems Command (NAVSEA) for the development and demonstration of a B-TRAN™ enabled high efficiency direct current circuit breaker. The Company accounts for this subcontract as an exchange transaction under applicable guidance. No grant revenue was recognized in the six months ended June 30, 2019. Unbilled grant receivables were $6,515 at June 30, 2020 and were included in prepayments and other current assets.

Earnings Per Share

In accordance with ASC 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic earnings per share. As such, the Company includes pre-funded warrants to purchase shares of common stock in its computation of earnings per share. The pre-funded warrants were issued in November 2019 with an exercise price of $0.001. See Note 7 for additional information.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Discontinued Operations

In January 2019, the Board approved a strategic shift to focus on the commercialization of the Company’s B-TRAN™ technology and a plan to suspend further power converter system development and sales while the Company located a buyer for its power conversion systems division. In addition, in January 2019, the Company implemented a reduction-in-force in connection with this exit activity and recognized an expense of $92,600 in involuntary termination benefits.

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

As a result of the sale, the Balance Sheets at June 30, 2020 and December 31, 2019 do not include assets held for sale.

The following is a reconciliation of the major classes of line items constituting loss on discontinued operations to loss on discontinued operations shown in the Statement of Operations:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(unaudited)
Revenue	$1,500	$115,000
Cost of revenue	41,542	140,310
Research and development	24,766	185,050
General and administrative	13,468	38,974
Sales and marketing	(1,200)	34,917
Impairment (1)	265,000	405,000
Loss from discontinued operations	$(342,076)	$(689,251)

(1)	Impairment charge was calculated as the net book value of assets held for sale prior to the impairment less the expected net proceeds from the planned sale. The expected net proceeds were based on the estimated fair value of the net assets held for sale less the estimated cost to sell the net assets held for sale.

Note 4 – Intangible Assets

Intangible assets, net consisted of the following:

	June 30, 2020	December 31, 2019
	(unaudited)
Patents	$914,195	$909,142
Other intangible assets	964,542	964,542
	1,878,737	1,873,684
Accumulated amortization	(284,652)	(239,306)
	$1,594,085	$1,634,378

Amortization expense amounted to $23,048 and $45,346 for the three and six months ended June 30, 2020, respectively, and $19,540 and $36,009 for the three and six months ended June 30, 3019, respectively. Amortization expense for the succeeding five years and thereafter is $46,153 (2020), $92,306 (2021-2024) and $928,047 (thereafter).

At June 30, 2020 and December 31, 2019, the Company had capitalized $250,661 and $335,224, respectively, for costs related to patents that have not been awarded.

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

 On September 19, 2019, the Company entered into a sublease with CE+T Energy pursuant to which the Company subleases approximately seventy-five (75%) percent of its Austin, Texas facility to CE+T Energy. Under the sublease, CE+T Energy is obligated to make monthly payments equal to 75% of all sums due under the master lease and 100% of any maintenance and repair costs related to the subleased premises. The sublease replaced a temporary agreement between the Company and CE+T Energy, effective July 22, 2019, that contained similar payment obligations by CE+T Energy for utilization of the subleased premises. Consistent with the master lease, the sublease terminates on May 31, 2021. During the three and six months ended June 30, 2020, CE+T Energy made payments of $51,693 and $102,924, respectively, to the Company related to the subleased premises. The payments included CE+T Energy’s share of rent as well as its proportionate share of operating costs for the building under the master lease. The Company recognized these payments as a reduction in general and administrative expenses.

Future minimum payments under the lease, as amended, are as follows:

For the Year Ended December 31,	Master Lease	Sublease Income	Net
2020	99,778	(74,833)	24,945
2021	83,149	(62,362)	20,787
Total future undiscounted minimum lease payments	$182,927	$(137,195)	$45,732
Less: imputed interest	(5,938)
Total lease liability	$176,989

For the three and six months ended June 30, 2020, operating cash flows for lease payments totaled $48,658 and $96,699, respectively. For the three and six months ended June 30, 2019, operating cash flows for lease payments totaled $46,809 and $93,003, respectively. For both the three and six months ended June 30, 2020 and 2019, operating lease cost, recognized on a straight-line basis, totaled $48,487 and $96,975, respectively. At June 30, 2020, the remaining lease term was 11 months.

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

In April 2019, a patent associated with these agreements was issued and the Company recorded, as a non-cash activity, an intangible asset and a corresponding other long-term liability of $232,367, representing the estimated present value of future payments under the licensing agreements for this issued patent. Through June 30, 2020, three patents associated with the agreements were issued. At June 30, 2020 and December 31, 2019, the other long-term liability for the estimated present value of future payments under the licensing agreements was $603,917 and $595,802, respectively. The Company is accruing interest for future payments related to the issued patents associated with these agreements.

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

On August 13, 2019, the Court conducted a hearing on the Company’s motion for summary judgment. On August 23, 2019, the Court issued an order granting the Company’s motion for summary judgment and fees and severing judgment from remaining claims. Under this order, the Court declared and decreed that Pathion has no rights to the PPSA Assets and awarded the Company $24,800 in legal fees plus interest. On October 15, 2019, the Court issued a writ of garnishment against Pathion’s bank to enable collection of these legal fees.

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

On April 17, 2020, the Company and Pathion, including the individual Pathion defendants, entered into an Agreement and General Release and, on April 22, 2020 jointly filed a Mutual Notice of Nonsuit with the Court. As a result, the parties were released from any agreements previously signed by the parties and the legal proceeding was dismissed. In connection with this settlement for no cash consideration, the parties signed a Rule 11 Agreement whereby the Company would still receive the $25,442 of legal fees plus interest that it was awarded by the Court in August 2019 and garnished in October 2019. These funds were received by the Company on April 23, 2020.

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

Note 7 — Common and Preferred Stock

Private Placement

On November 7, 2019, the Company entered into a securities purchase agreement with certain institutional and accredited investors, including Dr. Lon E. Bell, former Chairman of the Board and Chief Executive Officer, for a private placement of the Company’s common stock and warrants to purchase common stock for aggregate gross proceeds of $3.5 million and net proceeds of $3.1 million (the “Offering”). The Offering closed on November 13, 2019. In the Offering, the Company issued an aggregate of (i) 544,950 shares of common stock at $2.4763 per share and (ii) pre-funded Series B warrants to purchase 868,443 shares of common stock that are immediately exercisable and have no expiration date, at a price of $2.4763 less a nominal exercise price of $0.001 per pre-funded warrant. The Company also issued to the investors Series A warrants to purchase up to an aggregate of 1,766,751 shares of common stock at an exercise price of $2.32 per share that are immediately exercisable and will expire five years from the issuance date. As compensation to the placement agent in the Offering, in addition to a cash fee for its services, the Company also issued to the placement agent a warrant to purchase up to 70,670 shares of common stock, with an exercise price of $2.9716 per share. The other terms of the placement agent warrant are substantially the same as the investor warrants. For his investment of $500,000, Dr. Bell received 201,914 shares of common stock and 252,393 warrants in the Offering. Pursuant to a registration rights agreement, the Company filed a registration statement with the SEC (which was declared effective on December 20, 2019) to register the resale of the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in the Offering. See Note 11.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.

On February 21, 2019, a shareholder converted 708,430 shares of preferred stock to 70,843 shares of common stock. On December 12, 2019, a shareholder converted 810,000 shares of preferred stock to 81,000 shares of common stock. At June 30, 2020 and December 31, 2019, there was no preferred stock outstanding.

Stock Issuance

On April 29, 2020, the Company issued 26,316 unregistered shares of common stock, valued at $50,000 at the time of issuance, to a third-party vendor as compensation for services performed.

Note 8 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved shares of common stock for issuance under the Plan, which was amended effective June 16, 2020. As a result of the amendment, the number of shares authorized for issuance under the Plan increased by 350,000 shares and the Plan will now terminate on June 16, 2030, unless sooner terminated or extended by the Board. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. At June 30, 2020, 262,861 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2019	169,980	$8.13	9.1
Granted	112,791	$2.18
Expired	(2,989)	$62.76
Outstanding at June 30, 2020	279,782	$5.15	8.8
Exercisable at June 30, 2020	214,638	$5.91	8.6

During the six months ended June 30, 2020, the Company granted 52,791 stock options to Board members, 57,000 stock options to executives and 3,000 stock options to employees under the Plan. The estimated fair value of these stock options, calculated using the Black-Scholes option valuation model, was $173,184, of which $123,725 was recognized during the six months ended June 30, 2020.

In April 2020, the Board approved a modification of a stock option grant to Dr. Lon E. Bell in connection with his retirement as Chief Executive Officer and President. The modification accelerated the vesting of Dr. Bell’s October 2019 stock option grant with full vesting effective immediately prior to the end of Dr. Bell’s term on the Board in June 2020. During the three months ended June 30, 2020, the Company recognized $79,444 of expense related to this grant subsequent to the modification.

At June 30, 2020, there was $104,822 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.8 years.

Note 9 — Warrants

A summary of the Company’s warrant activity and related information is as follows:

	Warrants		Pre-Funded Warrants
	Activity	Weighted Average Exercise Price	Activity	Weighted Average Exercise Price
Outstanding at December 31, 2019	2,463,063	$7.96	868,443	$0.001
Exercised	(75,718)	$2.32	(150,000)	$0.001
Expired	(616,648)	$24.28	—	$—
Outstanding at June 30, 2020	1,770,697	$2.51	718,443	$0.001

During the six months ended June 30, 2020, warrant holders exercised 75,718 Series A warrants and 150,000 Series B pre-funded warrants for proceeds to the Company of $175,816.

At June 30, 2020, all warrants are exercisable, although the warrants held by each of the Company’s four largest beneficial owners may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such shareholder does not exceed 9.99% of the outstanding shares of the Company’s common stock. See Note 11.

Note 10 — Loans

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

The PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by the Company during the 24-week period after the loan origination for certain purposes, including payroll costs, rent payments on certain leases and certain qualified utility payments, provided that, among other things, at least 60% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level. In accordance with the requirements of the CARES Act and the PPP, the Company used the proceeds from the PPP Loan primarily for payroll costs. The Company intends to apply for forgiveness of the PPP Loan during the third quarter of 2020. There can be no assurance that the Company will be granted forgiveness of the PPP Loan in whole or in part.

On April 27, 2020, the Company also received a $5,000 advance related to a U.S. Small Business Administration Economic Injury Disaster Loan.

Note 11 — Subsequent Events

On July 31, 2020, the Company entered into letter agreements with certain of the Company’s Series A warrant holders (the “Series A Warrant Holders”), who were previously issued warrants (the “Original Warrants”) to purchase shares of common stock of the Company pursuant to a securities purchase agreement with certain institutional and accredited investors dated as of November 7, 2019. See Note 7. The Series A Warrant Holders agreed to the early exercise of Series A warrants pursuant to the letter agreements (the “Transaction”). The transaction closed on August 5, 2020. The Company raised estimated net proceeds of approximately $2.5 million in the Transaction.

Pursuant to the letter agreements and in consideration of the Series A Warrant Holders exercising Series A warrants to purchase an aggregate of 1,176,137 shares of common stock, the Company issued to the Series A Warrant Holders new Series C warrants to purchase up to an aggregate of 705,688 shares of Common Stock with an exercise price of $8.90 per share and an expiration date of August 4, 2025.

To the extent that a Series A Warrant Holder’s exercise of Original Warrants would result in such holder exceeding beneficial ownership of 9.99% of the outstanding common stock of the Company, such excess warrant shares shall be held in abeyance for the benefit of such Series A Warrant Holder until such time as its right thereto would not result in the holder exceeding this limitation. The term of the abeyance shall extend no later than May 12, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "hopes," "expects," "anticipates," "estimates," "projects," "intends," "plans," "would," "should," "could," "may" or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	our history of losses;

•	our ability to generate revenue;

•	our limited operating history;

•	the size and growth of markets for our technology;

•	regulatory developments that may affect our business;

•	our ability to successfully develop new technologies, particularly our bi-directional bipolar junction transistor, or B-TRAN™;

•	our expectations regarding the timing of prototype and commercial fabrication of B-TRAN™ devices;

•	our expectations regarding the performance of our B-TRAN™ and the consistency of that performance with both internal and third-party simulations;

•	the expected performance of future products incorporating our B-TRAN™;

•	the performance of third-party consultants and service providers whom we have and will continue to rely on to assist us in development of our B-TRAN™ and related drive circuitry;

•	the rate and degree of market acceptance for our B-TRAN™;

•	the time required for third parties to redesign, test and certify their products incorporating our B-TRAN™;

•	our ability to successfully commercialize our B-TRAN™ technology;

•	our ability to secure strategic partnerships with semiconductor fabricators and others related to our B-TRAN™ technology;

•	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our technology;

•	the success of our efforts to manage cash spending, particularly prior to the commercialization of our B-TRAN™ technology;

•	general economic conditions and events and the impact they may have on us and our potential partners and licensees;

•	our ability to obtain adequate financing in the future, as and when we need it;

•	our ability to maintain listing of our common stock on the Nasdaq Capital Market;

•	the impact of the novel coronavirus (COVID-19) on our business, financial condition and results of operations;

•	our success at managing the risks involved in the foregoing items; and

•	other factors discussed in this report, our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission (the “SEC”)..

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

In January 2019, our Board of Directors approved a strategic shift to focus on the commercialization of our B-TRAN™ technology and a plan to suspend further power converter system, or PPSA™, development and sales while we located a buyer for our power conversion systems division and PPSA™ technology. In September 2019, we closed on the sale of our power conversion systems division and are now solely focused on the further development and commercialization of our B-TRAN™ technology. Prior to the sale of our PPSA™ business and technology in September 2019, we classified this division as held for sale. We show this division as a discontinued operation in our financial statements.

To date, operations have been funded primarily through the sale of common stock and warrants. Total revenue generated from inception to date as of June 30, 2020 amounted to $14.9 million with approximately $12.4 million of that revenue from discontinued operations and the remainder from grant revenue for bi-directional power switch development. Grant revenue was $6,515 for the three and six months ended June 30, 2020. We did not have revenue from continuing operations in the three and six months ended June 30, 2019. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology.

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

Results of Operations

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019

Grant Revenues. Grant revenues for the three months ended June 30, 2020 were $6,515. The grant revenues relate to a $1.2 million subcontract with Diversified Technologies, Inc. (DTI) to supply B-TRAN™ devices as part of a two-year contract awarded to DTI by the United States Naval Sea Systems Command (NAVSEA) for the development and demonstration of a B-TRAN™ enabled high efficiency direct current circuit breaker.

Cost of Grant Revenues. Cost of grant revenues for the three months ended June 30, 2020 was $6,515. The cost of grant revenues relates to the subcontract discussed above and are equal to the associated grant revenues resulting in no gross profit.

Research and Development Expenses.   Research and development expenses decreased by $19,427, or 6%, to $316,325 in the three months ended June 30, 2020 from $335,752 in the three months ended June 30, 2019. The decrease was due to lower stock compensation expense of $46,923, facilities costs of $24,592 and other B-TRAN™ development spending of $14,793, partly offset by higher bonus expense of $66,881.

General and Administrative Expenses.   General and administrative expenses decreased by $64,785, or 11%, to $515,878 in the three months ended June 30, 2020 from $580,663 in the three months ended June 30, 2019. The decrease was due to lower legal fees of $120,236 and facilities costs of $40,398, partly offset by higher stock compensation expense of $43,025, bonus expense of $23,653, Board of Director fees of $15,564 and other costs of $13,607.

Interest Expense, Net.    Net interest expense was $1,055 for the three months ended June 30, 2020 compared to net interest income of $6,809 for the three months ended June 30, 2019.

Loss from Continuing Operations.  Our loss from continuing operations for the three months ended June 30, 2020 was $833,258 or 8% lower than the $909,606 loss from continuing operations for the three months ended June 30, 2019 due to the reduction in general and administrative expenses and research and development expenses discussed above.

Loss from Discontinued Operations.   Our loss from discontinued operations for the three months ended June 30, 2019 was $342,076 and included a $265,000 impairment of assets held for sale. As we sold our power conversion systems division in September 2019, we did not have a loss from discontinued operations for the three months ended June 30, 2020.

Net Loss.   Our net loss for the three months ended June 30, 2020 was $833,258, or 33% lower, as compared to a net loss of $1,251,682 for the three months ended June 30, 2019, for the reasons discussed above.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019

Grant Revenues. Grant revenues for the six months ended June 30, 2020 were $6,515. The grant revenues relate to a $1.2 million subcontract with DTI to supply B-TRAN™ devices as part of a two-year contract awarded to DTI by NAVSEA for the development and demonstration of a B-TRAN™ enabled high efficiency direct current circuit breaker.

Cost of Grant Revenues. Cost of grant revenues for the six months ended June 30, 2020 was $6,515. The cost of grant revenues relates to the subcontract discussed above and are equal to the associated grant revenues resulting in no gross profit. We expect no gross profit under the subcontract with DTI.

Research and Development Expenses.   Research and development expenses increased by $113,021, or 20%, to $666,989 in the six months ended June 30, 2020 from $553,968 in the six months ended June 30, 2019. The increase was due primarily to higher semiconductor fabrication costs of $95,453 and bonus expense of $67,013, partly offset by lower facilities costs of $39,485. We expect flat to modestly higher research and development expenses for the remainder of 2020, although these expenses will be subject to quarterly variability due primarily to the timing of semiconductor fabrication costs.

General and Administrative Expenses.   General and administrative expenses increased by $46,595, or 4%, to $1,095,648 in the six months ended June 30, 2020 from $1,049,053 in the six months ended June 30, 2019. The increase was primarily due to fees incurred in connection with the search for our new chief executive officer of $137,459 and higher stock compensation expense of $93,858 and bonus expense of $23,681, partly offset by lower legal fees of $141,450 and facilities costs of $62,737. We expect relatively flat general and administrative expenses for the remainder of 2020, exclusive of potentially incremental bonus expense upon the achievement of certain performance goals by executives.

Interest Expense, Net.    Net interest expense was $1,122 for the six months ended June 30, 2020 compared to $309 for the six months ended June 30, 2019.

Loss from Continuing Operations.  Our loss from continuing operations for the six months ended June 30, 2020 was $1,763,759 or 10% higher than the $1,603,330 loss from continuing operations for the six months ended June 30, 2019 due to the increase in research and development expenses and general and administrative expenses discussed above.

Loss from Discontinued Operations.   Our loss from discontinued operations for the six months ended June 30, 2019 was $689,251 and included a $405,000 impairment of assets held for sale. As we sold our power conversion systems division in September 2019, we did not have a loss from discontinued operations for the six months ended June 30, 2020.

Net Loss.   Our net loss for the six months ended June 30, 2020 was $1,763,759, or 23% lower, as compared to a net loss of $2,292,581 for the six months ended June 30, 2019, for the reasons discussed above.

Liquidity and Capital Resources

We currently generate minimal grant revenue only. We have funded our operations through the sale of common stock and warrants.

At June 30, 2020, we had cash and cash equivalents of $1,793,582 and net working capital of $1,465,770.

Our long-term debt at June 30, 2020 was $96,407. As discussed below, in May 2020, we received a PPP Loan (as defined below) of $91,407 to temporarily subsidize our payroll and facilities costs in a business landscape impacted by the COVID-19 pandemic. We also received a $5,000 advance related to a U.S. Small Business Administration Economic Injury Disaster Loan in April 2020.

Operating activities in the six months ended June 30, 2020 resulted in cash outflows of $1,502,357, which were due to the loss from continuing operations for the period of $1,763,759 and unfavorable balance sheet timing of $90,249 partly offset by stock-based compensation of $226,168, depreciation and amortization of $57,248, stock issued for services of $50,000 and patent impairment charges of $18,235. Operating activities in the six months ended June 30, 2019 resulted in cash outflows of $1,764,376, which were due to the loss from continuing operations for the period of $1,603,330 and cash used in operating activities related to discontinued operations of $465,238 partly offset by non-cash items, including depreciation and amortization and stock-based compensation, of $196,687 and favorable balance sheet timing of $107,595. We expect relatively flat cash outflows from operating activities for the remainder of 2020, although these outflows will be subject to quarterly variability due primarily to the timing of research and development expenditures.

Investing activities in the six months ended June 30, 2020 and 2019 resulted in cash outflows of $33,966 and $55,904, respectively, for the acquisition of intangible assets and fixed assets.

Financing activities in the six months ended June 30, 2020 resulted in cash inflows of $272,223 and included net proceeds from the exercise of warrants of $175,816 and proceeds from loans of $96,407. For the six months ended June 30, 2019, financing activities resulted in no cash inflows or outflows.

The Company’s cash and cash equivalent balance at June 30, 2020 relative to its estimate of future operating cash requirements led to substantial doubt about the ability of the Company to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s 2019 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. On August 5, 2020 the Company completed an early warrant exercise transaction, described below, raising estimated net proceeds of $2.5 million, thereby alleviating the substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months from the date of issuance of this Form 10-Q.

As our B-TRAN™ technology is in the development stage and has not yet been commercialized, we may be required to obtain additional financing to continue our operations and execute our business plan. We may not be able to obtain such financing on commercially reasonable terms or at all, especially in light of the market volatility and uncertainty as a result of the COVID-19 outbreak. If we are unable to obtain such financing if and when needed, we will be required to reduce operating costs, which could jeopardize future strategic initiatives and business plans, or cease operations. In addition, there can be no assurances that we will be able to successfully commercialize our technology and develop profitable operations.

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

The PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by us during the 24-week period after the loan origination for certain purposes, including payroll costs, rent payments on certain leases, and certain qualified utility payments, provided that, among other things, at least 60% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level. In accordance with the requirements of the CARES Act and the PPP, we used the proceeds from the PPP Loan primarily for payroll costs. We intend to apply for forgiveness of the PPL Loan during the third quarter of 2020. It is our expectation that the PPP Loan will be forgiven but no assurance can be given that we will be granted forgiveness of the PPP Loan in whole or in part.

Private Placement

On November 13, 2019, we closed on a private placement of our common stock and warrants to purchase common stock for aggregate gross proceeds of $3.5 million and net proceeds of $3.1 million. We have been utilizing, and expect to continue to utilize, the net proceeds from this private placement to fund commercialization and development of our B-TRAN™ semiconductor technology and for working capital and general corporate purposes.

Early Warrant Exercise Transaction

On July 31, 2020, we entered into letter agreements (the “Letter Agreements”) with certain of our Series A warrant holders (the “Series A Warrant Holders”), who were previously issued warrants (the “Original Warrants”) to purchase shares of our common stock pursuant to that certain securities purchase agreement between us and the other parties thereto, dated as of November 7, 2019. The Series A Warrant Holders agreed to the early exercise of their Original Warrants pursuant to the Letter Agreements (the “Transaction”). The Transaction closed on August 5, 2020. We raised estimated net proceeds of approximately $2.5 million in the Transaction. We intend to utilize the net proceeds from the Transaction to fund commercialization and development of our B-TRAN™ semiconductor technology and general corporate and working capital purposes.

Pursuant to the Letter Agreements, in consideration of the Series A Warrant Holders exercising Original Warrants to purchase an aggregate of 1,176,137 shares of common stock, we issued to the Series A Warrant Holders new Series C warrants (the “New Warrants”) to purchase up to an aggregate of 705,688 shares of common stock, which is equal to 60% of the shares underlying the Original Warrants included in the Transaction. The New Warrants have an exercise price of $8.90 per share and an expiration date of August 4, 2025.

Critical Accounting Policies

Revenue Recognition

We recognize revenue and related cost of revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers (ASC 606) and, as applicable, with the guidance issued by the FASB in June 2018 for the recipients of grants.

Currently, we recognize grant revenue and cost of grant revenue only. Government contracts, including grants, are agreements that generally provide us with cost reimbursement for certain types of development activities over a contractually defined period. Grant revenue is recognized in the period during which we incur the related costs, provided that we have incurred the cost in accordance with the specifications and work plans determined between us and the government entity.

For the six months ended June 30, 2020, we recognized $6,515 of grant revenue and cost of grant revenue. The grant revenue relates to a $1.2 million subcontract with Diversified Technologies, Inc. (DTI), signed in June 2020, to supply B-TRAN™ devices as part of a two-year contract awarded to DTI by the United States Naval Sea Systems Command (NAVSEA) for the development and demonstration of a B-TRAN™ enabled high efficiency direct current circuit breaker. We account for this subcontract as an exchange transaction under applicable guidance. No grant revenue was recognized in the six months ended June 30, 2019. Unbilled grant receivables were $6,515 at June 30, 2020 and were included in prepayments and other current assets on our balance sheet.

There have been no other significant changes during the six months ended June 30, 2020 to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Off-Balance Sheet Transactions

As of June 30, 2020, we did not have any off-balance sheet transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial and accounting officer) of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020 and has concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 13, 2019, the Court conducted a hearing on our motion for summary judgment. On August 23, 2019, the Court issued an order granting our motion for summary judgment and fees and severing judgment from the remaining claims. Under this order, the Court declared that Pathion has no rights to the PPSA Assets and awarded us $24,800 in legal fees plus interest. On October 15, 2019, the Court issued a writ of garnishment against Pathion’s bank to enable collection of these legal fees.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2020, we issued 26,316 unregistered shares of common stock, valued at $50,000 at the time of issuance, to a third-party vendor as compensation for services performed. The shares of common stock were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Document
3.1	Amended and Restated Bylaws of Ideal Power Inc.(1)
10.1	Second Revised and Restated Employment Agreement, dated April 8, 2020, between Ideal Power Inc. and R. Daniel Brdar.(2)+
10.2	Loan Agreement, dated May 4, 2020, between Ideal Power Inc. and BBVA USA.(3)
10.3	Ideal Power Inc. Amended & Restated 2013 Equity Incentive Plan.(4)+
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instant Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
10.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Indicates a management contract or compensatory agreement

(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020.
(2)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2020.
(3)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2020.
(4)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, has duly, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 13, 2020	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer