Form 10-Q
period 2020-09-30
Ideal Power Inc.
filed 2020-11-13
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 11, 2020, the issuer had 2,975,388 shares of common stock, par value $.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,769,225	$3,057,682
Accounts receivable, net	28,623	–
Prepayments and other current assets	138,436	248,148
Total current assets	3,936,284	3,305,830

Property and equipment, net	41,797	47,302
Intangible assets, net	1,583,523	1,634,378
Right of use asset	126,257	260,310
Other assets	–	17,920
Total assets	$5,687,861	$5,265,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,710	$182,956
Accrued expenses	383,374	319,135
Current portion of lease liability	129,995	183,119
Total current liabilities	580,079	685,210

Long-term debt	91,407	–
Long-term lease liability	–	82,055
Other long-term liabilities	607,974	609,242
Total liabilities	1,279,460	1,376,507

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,976,709 shares issued and 2,975,388 shares outstanding at September 30, 2020, and 2,101,272 shares issued and 2,099,951 shares outstanding at December 31, 2019, respectively	2,977	2,101
Additional paid-in capital	78,419,046	71,242,256
Treasury stock, at cost, 1,321 shares at September 30, 2020 and December 31, 2019	(13,210)	(13,210)
Accumulated deficit	(74,000,412)	(67,341,914)
Total stockholders’ equity	4,408,401	3,889,233
Total liabilities and stockholders’ equity	$5,687,861	$5,265,740

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Grant revenue	$147,787	$–	$154,302	$–
Cost of grant revenue	147,787	–	154,302	–
Gross profit	–	–	–	–

Operating expenses:
Research and development	494,548	250,773	1,161,537	804,741
General and administrative	677,967	471,272	1,773,615	1,520,325
Total operating expenses	1,172,515	722,045	2,935,152	2,325,066

Loss from continuing operations before interest	(1,172,515)	(722,045)	(2,935,152)	(2,325,066)

Other expenses:
Interest expense, net	1,358	2,763	2,480	3,072
Warrant inducement expense	3,720,866	–	3,720,866	–
Total other expenses	3,722,224	2,763	3,723,346	3,072

Loss from continuing operations	(4,894,739)	(724,808)	(6,658,498)	(2,328,138)
Loss from discontinued operations	–	(78,796)	–	(768,047)
Loss on sale of discontinued operations	–	(9,107)	–	(9,107)
Net loss	$(4,894,739)	$(812,711)	$(6,658,498)	$(3,105,292)

Loss from continuing operations per share – basic and fully diluted	$(1.28)	$(0.49)	$(2.04)	$(1.60)
Loss from discontinued operations per share – basic and fully diluted	–	(0.06)	–	(0.53)
Net loss per share – basic and fully diluted	$(1.28)	$(0.55)	$(2.04)	$(2.13)

Weighted average number of shares outstanding – basic and fully diluted	3,821,717	1,474,001	3,264,860	1,460,507

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Loss from continuing operations	$(6,658,498)	$(2,328,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,368	82,913
Write-off of capitalized patents	18,235	–
Stock-based compensation	434,782	156,882
Stock issued for services	50,000	–
Warrant inducement expense	3,720,866	–
Decrease in operating assets:
Accounts receivable	(28,623)	–
Prepayments and other current assets	127,632	204,530
Increase (decrease) in operating liabilities:
Accounts payable	(116,246)	1,337
Accrued expenses	61,845	6,336
Net cash used in operating activities	(2,303,639)	(1,876,140)
Net cash used in operating activities – discontinued operations	–	(557,096)

Cash flows from investing activities:
Purchase of property and equipment	(12,407)	(4,253)
Acquisition of intangible assets	(35,836)	(74,342)
Net cash used in investing activities	(48,243)	(78,595)
Net cash provided by investing activities – discontinued operations	–	23,587

Cash flows from financing activities:
Proceeds from loans	91,407	–
Proceeds from the exercise of warrants	2,972,018	–
Net cash provided by financing activities	3,063,425	–

Net increase (decrease) in cash and cash equivalents – continuing operations	711,543	(1,954,735)
Net decrease in cash and cash equivalents – discontinued operations	–	(533,509)
Cash and cash equivalents at beginning of period	3,057,682	3,258,077
Cash and cash equivalents at end of period	$3,769,225	$769,833

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statement of Stockholders’ Equity

For the Three-Month Periods during the Nine Months Ended September 30, 2020 and 2019

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2018	1,404,479	$1,404	1,518,430	$1,518	$68,022,484	1,321	$(13,210)	$(63,414,252)	$4,597,944
Conversion of preferred stock to common stock	70,843	71	(708,430)	(708)	637	—	—	—	—
Stock-based compensation	—	—	—	—	(25,814)	—	—	—	(25,814)
Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	(1,040,899)	(1,040,899)
Balances at March 31, 2019	1,475,322	1,475	810,000	810	67,997,307	1,321	(13,210)	(64,455,151)	3,531,231
Stock-based compensation	—	—	—	—	101,843	—	—	—	101,843
Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	(1,251,682)	(1,251,682)
Balances at June 30, 2019	1,475,322	1,475	810,000	810	68,099,150	1,321	(13,210)	(65,706,833)	2,381,392
Stock-based compensation	—	—	—	—	16,692	—	—	—	16,692
Net loss for the three months ended September 30, 2019	—	—	—	—	—	—	—	(812,711)	(812,711)
Balances at September 30, 2019	1,475,322	$1,475	810,000	$810	$68,115,842	1,321	$(13,210)	$(66,519,544)	$1,585,373

Balances at December 31, 2019	2,101,272	$2,101	—	$—	$71,242,256	1,321	$(13,210)	$(67,341,914)	$3,889,233
Stock-based compensation	—	—	—	—	116,497	—	—	—	116,497
Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	(930,501)	(930,501)
Balances at March 31, 2020	2,101,272	2,101	—	—	71,358,753	1,321	(13,210)	(68,272,415)	3,075,229
Stock-based compensation	—	—	—	—	109,671	—	—	—	109,671
Stock issued for services	26,316	26	—	—	49,974	—	—	—	50,000
Exercise of warrants	225,718	226	—	—	175,590	—	—	—	175,816
Net loss for the three months ended June 30, 2020	—	—	—	—	—	—	—	(833,258)	(833,258)
Balances at June 30, 2020	2,353,306	2,353	—	—	71,693,988	1,321	(13,210)	(69,105,673)	2,577,458
Stock-based compensation	—	—	—	—	208,614	—	—	—	208,614
Exercise of warrants	250,566	251	—	—	248,365	—	—	—	248,616
Early warrant exercise transaction	372,837	373	—	—	2,547,213	—	—	—	2,547,586
Warrant inducement expense	—	—	—	—	3,720,866	—	—	—	3,720,866
Net loss for the three months ended September 30, 2020	—	—	—	—	—	—	—	(4,894,739)	(4,894,739)
Balances at September 30, 2020	2,976,709	$2,977	—	$—	$78,419,046	1,321	$(13,210)	$(74,000,412)	$4,408,401

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

Liquidity and Going Concern

As reflected in the accompanying condensed financial statements, the Company had a net loss of $6.7 million and used $2.3 million of cash in operating activities for the nine months ended September 30, 2020. At September 30, 2020, the Company had net working capital of $3.4 million and the Company’s principal source of liquidity consisted of $3.8 million of cash and cash equivalents. The Company’s independent registered public accounting firm, in its report on the Company’s 2019 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. On August 5, 2020 the Company completed an Early Warrant Exercise Transaction (as defined below). See Note 9. The Early Warrant Exercise Transaction raised net proceeds of $2.5 million, thereby alleviating the substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months from the date of issuance of these financial statements.

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

For the nine months ended September 30, 2020, the Company recognized $154,302 of grant revenue and cost of grant revenue. The grant revenue relates to a $1.2 million subcontract with Diversified Technologies, Inc. (DTI), signed in June 2020, to supply B-TRAN™ devices as part of a two-year contract awarded to DTI by the United States Naval Sea Systems Command (NAVSEA) for the development and demonstration of a B-TRAN™ enabled high efficiency direct current circuit breaker. The Company accounts for this subcontract as an exchange transaction under applicable guidance. No grant revenue was recognized in the nine months ended September 30, 2019. Unbilled grant receivables were $28,623 at September 30, 2020 and were included in accounts receivable, net.

Earnings Per Share

In accordance with ASC 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic earnings per share. As such, the Company includes pre-funded warrants to purchase shares of common stock and warrant shares held in abeyance in its computation of earnings per share. The pre-funded warrants were issued in November 2019 with an exercise price of $0.001. See Note 7. The warrant shares held in abeyance were a result of the Early Warrant Exercise Transaction (as defined below). See Note 9.

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

As a result of the sale, the Balance Sheets at September 30, 2020 and December 31, 2019 do not include assets held for sale.

The following is a reconciliation of the major classes of line items constituting loss on discontinued operations to loss on discontinued operations shown in the Statement of Operations:

	Three Months Ended	Nine Months Ended
	September 30, 2019
	(unaudited)
Revenue	$—	$115,000
Cost of revenue	1,337	141,647
Research and development	12,613	197,663
General and administrative	40,332	79,306
Sales and marketing	24,514	59,431
Impairment (1)	—	405,000
Loss from discontinued operations	$(78,796)	$(768,047)

(1)	Impairment charge was calculated as the net book value of assets held for sale prior to the impairment less the expected net proceeds from the planned sale. The expected net proceeds were based on the estimated fair value of the net assets held for sale less the estimated cost to sell the net assets held for sale. For the three and nine months ended September 30, 2019, the Company recorded a loss on the sale of discontinued operations of $9,107.

Note 4 – Intangible Assets

Intangible assets, net consisted of the following:

	September 30, 2020	December 31, 2019
	(unaudited)
Patents	$926,743	$909,142
Other intangible assets	964,542	964,542
	1,891,285	1,873,684
Accumulated amortization	(307,762)	(239,306)
	$1,583,523	$1,634,378

Amortization expense amounted to $23,110 and $68,456 for the three and nine months ended September 30, 2020, respectively, and $21,554 and $57,563 for the three and nine months ended September 30, 2019, respectively. Amortization expense for the succeeding five years and thereafter is $23,179 (2020), $92,714 (2021-2024) and $934,447 (thereafter).

At September 30, 2020 and December 31, 2019, the Company had capitalized $255,041 and $335,224, respectively, for costs related to patents that have not been awarded.

Note 5 – Lease

The Company leases 14,782 square feet of office and laboratory space located in Austin, Texas. In April 2018, the Company entered into an amendment to its existing operating lease which extended the lease term from May 31, 2018 to May 31, 2021. The annual base rent in the first year of the lease extension was $184,775 and increases by $7,391 in each succeeding year of the lease extension. In addition, the Company is required to pay its proportionate share of operating costs for the building under this triple net lease. The lease does not contain renewal or termination options.

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

In September 2019, the Company entered into a sublease with CE+T Energy pursuant to which the Company subleases approximately seventy-five (75%) percent of its Austin, Texas facility to CE+T Energy. Under the sublease, CE+T Energy is obligated to make monthly payments equal to 75% of all sums due under the master lease and 100% of any maintenance and repair costs related to the subleased premises. The sublease replaced a temporary agreement between the Company and CE+T Energy, effective July 22, 2019, that contained similar payment obligations by CE+T Energy for utilization of the subleased premises. Consistent with the master lease, the sublease terminates on May 31, 2021. During the three and nine months ended September 30, 2020, CE+T Energy made payments of $51,459 and $154,383, respectively, to the Company related to the subleased premises. The payments included CE+T Energy’s share of rent as well as its proportionate share of operating costs for the building under the master lease. The Company recognized these payments as a reduction in general and administrative expenses.

Future minimum payments under the lease, as amended, are as follows:

For the Year Ended December 31,	Master Lease	Sublease Income	Net
2020	49,889	(37,417)	12,472
2021	83,149	(62,362)	20,787
Total future undiscounted minimum lease payments	$133,038	$(99,779)	$33,259
Less: imputed interest	(3,043)
Total lease liability	$129,995

For the three and nine months ended September 30, 2020, operating cash flows for lease payments totaled $49,889 and $146,588, respectively. For the three and nine months ended September 30, 2019, operating cash flows for lease payments totaled $48,042 and $141,045, respectively. For both the three and nine months ended September 30, 2020 and 2019, operating lease cost, recognized on a straight-line basis, totaled $48,488 and $145,463, respectively. At September 30, 2020, the remaining lease term was 8 months.

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

In April 2019, a patent associated with these agreements was issued and the Company recorded, as a non-cash activity, an intangible asset and a corresponding other long-term liability of $232,367, representing the estimated present value of future payments under the licensing agreements for this issued patent. Through September 30, 2020, three patents associated with the agreements were issued. At September 30, 2020 and December 31, 2019, the other long-term liability for the estimated present value of future payments under the licensing agreements was $607,974 and $595,802, respectively. The Company is accruing interest for future payments related to the issued patents associated with these agreements.

Legal Proceedings

The Company may be subject to litigation from time to time in the ordinary course of business. The Company is not currently party to any legal proceedings that it believes would reasonably have a material adverse impact on its business, financial results and cash flows.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and the rest of the world. The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, including, among other things, the duration and spread of COVID-19, governmental restrictions in response to the COVID-19 pandemic, and the overall economy, all of which are highly uncertain and cannot be predicted. The outbreak of COVID-19 has already caused significant disruptions to the global financial markets which may impact the Company’s ability to raise additional capital, on acceptable terms or at all. If the financial markets and/or the overall economy are impacted for an extended period, the Company's operating results may be materially and adversely affected.

Note 7 – Common and Preferred Stock

Private Placement

In November 2019, the Company entered into a securities purchase agreement with certain institutional and accredited investors, including Dr. Lon E. Bell, former Chairman of the Board and Chief Executive Officer, for a private placement of the Company’s common stock and warrants to purchase common stock for aggregate gross proceeds of $3.5 million and net proceeds of $3.1 million (the “2019 Offering”). The 2019 Offering closed on November 13, 2019. In the 2019 Offering, the Company issued an aggregate of (i) 544,950 shares of common stock at $2.4763 per share and (ii) pre-funded Series B warrants to purchase 868,443 shares of common stock that are immediately exercisable and have no expiration date, at a price of $2.4763 less a nominal exercise price of $0.001 per pre-funded warrant. The Company also issued to the investors Series A warrants to purchase up to an aggregate of 1,766,751 shares of common stock at an exercise price of $2.32 per share that are immediately exercisable and will expire five years from the issuance date. As compensation to the placement agent in the 2019 Offering, in addition to a cash fee for its services, the Company also issued to the placement agent a warrant to purchase up to 70,670 shares of common stock, with an exercise price of $2.9716 per share. The other terms of the placement agent warrant are substantially the same as the investor warrants.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.

In February 2019, a shareholder converted 708,430 shares of preferred stock to 70,843 shares of common stock. On December 12, 2019, a shareholder converted 810,000 shares of preferred stock to 81,000 shares of common stock. At September 30, 2020 and December 31, 2019, there was no preferred stock outstanding.

Stock Issuance

In April 2020, the Company issued 26,316 unregistered shares of common stock, valued at $50,000 at the time of issuance, to a third-party vendor as compensation for services performed.

Note 8 – Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was amended effective June 16, 2020. As a result of the amendment, the number of shares authorized for issuance under the Plan increased by 350,000 shares and the Plan will now terminate on June 16, 2030, unless sooner terminated or extended by the Board. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. At September 30, 2020, 226,461 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2019	169,980	$8.13	9.1
Granted	149,191	$3.40
Expired	(5,021)	$49.39
Outstanding at September 30, 2020	314,150	$5.23	8.7
Exercisable at September 30, 2020	262,203	$5.73	8.6

During the nine months ended September 30, 2020, the Company granted 52,791 stock options to Board members, 93,400 stock options to executives and 3,000 stock options to employees under the Plan. The estimated fair value of these stock options, calculated using the Black-Scholes option valuation model, was $353,072, of which $326,421 was recognized during the nine months ended September 30, 2020.

In April 2020, the Board approved a modification of a stock option grant to Dr. Lon E. Bell in connection with his retirement as Chief Executive Officer and President. The modification accelerated the vesting of Dr. Bell’s October 2019 stock option grant with full vesting effective immediately prior to the end of Dr. Bell’s term on the Board in June 2020. During the nine months ended September 30, 2020, the Company recognized $79,444 of expense related to this grant subsequent to the modification.

At September 30, 2020, there was $76,097 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.9 years.

Note 9 – Warrants

Early Warrant Exercise Transaction

On July 31, 2020, the Company entered into letter agreements with certain of the Company’s Series A warrant holders (the “Series A Warrant Holders”), who were previously issued warrants (the “Original Warrants”) to purchase shares of common stock of the Company pursuant to a securities purchase agreement with certain institutional and accredited investors dated as of November 7, 2019. The Series A Warrant Holders agreed to the early exercise of Series A warrants pursuant to the letter agreements (the “Early Warrant Exercise Transaction”). The transaction closed on August 5, 2020. The Company raised net proceeds of $2.5 million in the Early Warrant Exercise Transaction.

Pursuant to the letter agreements and in consideration of the Series A Warrant Holders exercising Series A warrants to purchase an aggregate of 1,176,137 shares of common stock, the Company issued to the Series A Warrant Holders new Series C warrants to purchase up to an aggregate of 705,688 shares of common stock with an exercise price of $8.90 per share and an expiration date of August 4, 2025. The estimated fair value of the Series C warrants was $3.7 million on the date of issuance and was recognized as a non-cash warrant inducement expense within other expenses in the statement of operations.

To the extent that a Series A Warrant Holder’s exercise of Original Warrants would result in such holder exceeding beneficial ownership of 9.99% of the outstanding common stock of the Company, such excess warrant shares will be held in abeyance for the benefit of such Series A Warrant Holder until such time as its right thereto would not result in the holder exceeding this limitation. The term of the abeyance shall extend no later than May 12, 2025. At September 30, 2020, 803,300 excess warrant shares were held in abeyance.

A summary of the Company’s warrant activity and related information is as follows:

	Warrants (1)		Pre-Funded Warrants
	Activity	Weighted Average Exercise Price	Activity	Weighted Average Exercise Price
Outstanding at December 31, 2019	1,659,763	$10.68	868,443	$0.001
Granted	705,688	$8.90	—	—
Exercised	(548,771)	$2.35	(300,350)	$0.001
Expired	(625,642)	$24.44	—	$—
Outstanding at September 30, 2020	1,191,038	$6.24	568,093	$0.001

(1)	Excludes 803,300 Series A warrants that are held in abeyance.

Excluding the Early Warrant Exercise Transaction and during the nine months ended September 30, 2020, warrant holders exercised 175,934 warrants and 300,350 pre-funded warrants for proceeds to the Company of $424,431.

At September 30, 2020, all warrants are exercisable, although the warrants held by each of the Company’s four largest beneficial owners may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such shareholder does not exceed 9.99% of the outstanding shares of the Company’s common stock.

Note 10 – Loans

In May 2020, the Company entered into a Loan Agreement and Promissory Note (collectively the “PPP Loan”) with BBVA USA pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received total proceeds of $91,407 from the unsecured PPP Loan. The PPP Loan is scheduled to mature on May 4, 2022 and has an interest rate of 1.00% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The PPP Loan may be prepaid by the Company at any time prior to its maturity with no prepayment penalties.

The PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by the Company during the 24-week period after the loan origination for certain purposes, including payroll costs, rent payments on certain leases and certain qualified utility payments, provided that, among other things, at least 60% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level. In accordance with the requirements of the CARES Act and the PPP, the Company used the proceeds from the PPP Loan primarily for payroll costs. The Company intends to apply for forgiveness of the PPP Loan during the fourth quarter of 2020. There can be no assurance that the Company will be granted forgiveness of the PPP Loan in whole or in part.

In April 2020, the Company also received a $5,000 advance related to a U.S. Small Business Administration Economic Injury Disaster Loan. The Company expects to repay this advance and has included it within accrued expenses.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "hopes," "expects," "anticipates," "estimates," "projects," "intends," "plans," "would," "should," "could," "may" or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	our history of losses;

•	our ability to generate revenue;

•	our limited operating history;

•	the size and growth of markets for our technology;

•	regulatory developments that may affect our business;

•	our ability to successfully develop new technologies, particularly our bi-directional bipolar junction transistor, or B-TRAN™;

•	our expectations regarding the timing of prototype and commercial fabrication of B-TRAN™ devices;

•	our expectations regarding the performance of our B-TRAN™ and the consistency of that performance with both internal and third-party simulations;

•	the expected performance of future products incorporating our B-TRAN™;

•	the performance of third-party consultants and service providers whom we have and will continue to rely on to assist us in development of our B-TRAN™ and related drive circuitry;

•	the rate and degree of market acceptance for our B-TRAN™;

•	the time required for third parties to redesign, test and certify their products incorporating our B-TRAN™;

•	our ability to successfully commercialize our B-TRAN™ technology;

•	our ability to secure strategic partnerships with semiconductor fabricators and others related to our B-TRAN™ technology;

•	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our technology;

•	the success of our efforts to manage cash spending, particularly prior to the commercialization of our B-TRAN™ technology;

•	general economic conditions and events and the impact they may have on us and our potential partners and licensees;

•	our ability to obtain adequate financing in the future, as and when we need it;

•	our ability to maintain listing of our common stock on the Nasdaq Capital Market;

•	the impact of the novel coronavirus (COVID-19) on our business, financial condition and results of operations;

•	our success at managing the risks involved in the foregoing items; and

•	other factors discussed in this report, our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission (the “SEC”).

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

To date, operations have been funded primarily through the sale of common stock and warrants. Total revenue generated from inception to date as of September 30, 2020 amounted to $15.1 million with approximately $12.4 million of that revenue from discontinued operations and the remainder from grant revenue for bi-directional power switch development. Grant revenue was $147,787 and $154,302, respectively, for the three and nine months ended September 30, 2020. We did not have revenue from continuing operations in the three and nine months ended September 30, 2019. We expect to pursue additional research and development grants, if and when available, to further develop and/or improve our technology.

COVID-19 Impact

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and the rest of the world. The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, including, among other things, the duration and spread of COVID-19, governmental restrictions in response to the COVID-19 pandemic, and the overall economy, all of which are highly uncertain and cannot be predicted. The outbreak of COVID-19 has already caused significant disruptions to the global financial markets which may impact the Company’s ability to raise additional capital, on acceptable terms or at all. If the financial markets and/or the overall economy are impacted for an extended period, the Company's operating results may be materially and adversely affected.

Recent Developments - Early Warrant Exercise Transaction

On August 5, 2020, we closed the Early Warrant Exercise Transaction (as defined below), pursuant to which certain holders of our outstanding Series A warrants exercised warrants to purchase an aggregate of 1,176,137 shares of common stock, and we issued to such holders new Series C warrants to purchase up to an aggregate of 705,688 shares of common stock with an exercise price of $8.90 per share and an expiration date of August 4, 2025. We raised net proceeds of $2.5 million in the Early Warrant Exercise Transaction. See “Liquidity and Capital Resources—Early Warrant Exercise Transaction” below for additional information.

Results of Operations

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019

Grant Revenues. Grant revenues for the three months ended September 30, 2020 were $147,787. The grant revenues relate to a $1.2 million subcontract with Diversified Technologies, Inc. (DTI) to supply B-TRAN™ devices as part of a two-year contract awarded to DTI by the United States Naval Sea Systems Command (NAVSEA) for the development and demonstration of a B-TRAN™ enabled high efficiency direct current circuit breaker. We expect the grant revenue related to this subcontract to continue over the next two years with a majority of the revenue to be recognized over the first twelve to fifteen months of the subcontract.

Cost of Grant Revenues. Cost of grant revenues for the three months ended September 30, 2020 was $147,787. The cost of grant revenues relates to the subcontract discussed above and are equal to the associated grant revenues resulting in no gross profit.

Research and Development Expenses.   Research and development expenses increased by $243,775, or 97%, to $494,548 in the three months ended September 30, 2020 from $250,773 in the three months ended September 30, 2019. The increase was due to higher stock compensation expense of $127,295, contract labor of $65,688, semiconductor fabrication costs of $41,319 and consulting costs of $26,469, partly offset by lower other B-TRAN™ development spending of $16,996. We expect lower research and development expenses for the fourth quarter of 2020.

General and Administrative Expenses.   General and administrative expenses increased by $206,695, or 44%, to $677,967 in the three months ended September 30, 2020 from $471,272 in the three months ended September 30, 2019. The increase was due to higher bonus expense of $191,841, stock compensation expense of $64,626 and other costs of $5,047, partly offset by lower legal fees of $54,819. We expect lower general and administrative expenses for the fourth quarter of 2020.

Other Expenses.    Other expenses were $3,722,224 for the three months ended September 30, 2020 compared to $2,763 for the three months ended September 30, 2019. The increase in other expenses was due to non-cash warrant inducement expense of $3,720,866 as discussed below under Liquidity and Capital Resources: Early Warrant Exercise Transaction.

Loss from Continuing Operations.  Our loss from continuing operations for the three months ended September 30, 2020 was $4,894,739, or 575% higher than the $724,808 loss from continuing operations for the three months ended September 30, 2019 due to non-cash warrant inducement expense of $3,720,866 and the increases in research and development expenses and general and administrative expenses discussed above.

Loss from Discontinued Operations.   Our loss from discontinued operations for the three months ended September 30, 2019 was $78,796. As we sold our power conversion systems division in September 2019, we did not have a loss from discontinued operations for the three months ended September 30, 2020.

Loss on Sale of Discontinued Operations.   Our loss on sale of discontinued operations for the three months ended September 30, 2019 was $9,107.

Net Loss.   Our net loss for the three months ended September 30, 2020 was $4,894,739, or 502% higher, as compared to a net loss of $812,711 for the three months ended September 30, 2019, for the reasons discussed above.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

Grant Revenues. Grant revenues for the nine months ended September 30, 2020 were $154,302. The grant revenues relate to a $1.2 million subcontract with DTI to supply B-TRAN™ devices as part of a two-year contract awarded to DTI by NAVSEA for the development and demonstration of a B-TRAN™ enabled high efficiency direct current circuit breaker. We expect the grant revenue related to the NAVSEA subcontract to continue over the next two years with a majority of the revenue to be recognized over the first twelve to fifteen months of the subcontract.

Cost of Grant Revenues. Cost of grant revenues for the nine months ended September 30, 2020 was $154,302. The cost of grant revenues relates to the subcontract discussed above and are equal to the associated grant revenues resulting in no gross profit. We expect no gross profit under the subcontract with DTI.

Research and Development Expenses.   Research and development expenses increased by $356,796, or 44%, to $1,161,537 in the nine months ended September 30, 2020 from $804,741 in the nine months ended September 30, 2019. The increase was due to higher semiconductor fabrication costs of $136,772, stock compensation expense of $119,414, bonus expense of $79,519 and other B-TRAN™ development spending of $21,091.

General and Administrative Expenses.   General and administrative expenses increased by $253,290, or 17%, to $1,773,615 in the nine months ended September 30, 2020 from $1,520,325 in the nine months ended September 30, 2019. The increase was primarily due to higher bonus expense of $215,522, stock compensation expense of $158,484 and other costs of $14,313 as well as fees incurred in connection with the search for our new chief executive officer of $137,459, partly offset by lower legal fees of $196,269 and facilities costs of $76,219.

Other Expenses.   Other expenses were $3,723,346 for the nine months ended September 30, 2020 compared to $3,072 for the nine months ended September 30, 2019. The increase in other expenses was due to non-cash warrant inducement expense of $3,720,866 as discussed below under Liquidity and Capital Resources: Early Warrant Exercise Transaction.

Loss from Continuing Operations.  Our loss from continuing operations for the nine months ended September 30, 2020 was $6,658,498 or 186% higher than the $2,328,138 loss from continuing operations for the nine months ended September 30, 2019 due to non-cash warrant inducement expense of $3,720,866 and the increase in research and development expenses and general and administrative expenses discussed above.

Loss from Discontinued Operations.   Our loss from discontinued operations for the nine months ended September 30, 2019 was $768,047 and included a $405,000 impairment of assets held for sale. As we sold our power conversion systems division in September 2019, we did not have a loss from discontinued operations for the nine months ended September 30, 2020.

 Loss on Sale of Discontinued Operations.   Our loss on sale of discontinued operations for the nine months ended September 30, 2019 was $9,107.

Net Loss.   Our net loss for the nine months ended September 30, 2020 was $6,658,498, or 114% higher, as compared to a net loss of $3,105,292 for the nine months ended September 30, 2019, for the reasons discussed above.

Liquidity and Capital Resources

We currently generate grant revenue only. We have funded our operations through the sale of common stock and warrants.

At September 30, 2020, we had cash and cash equivalents of $3,769,225 and net working capital of $3,356,205.

Our long-term debt at September 30, 2020 was $91,407. As discussed below, in May 2020, we received a PPP Loan (as defined below) to temporarily subsidize our payroll and facilities costs in a business landscape impacted by the COVID-19 pandemic.

Operating activities in the nine months ended September 30, 2020 resulted in cash outflows of $2,303,639, which were due to the loss from continuing operations for the period of $6,658,498, partly offset by warrant inducement expense of $3,720,866, stock-based compensation of $434,782, depreciation and amortization of $86,368, stock issued for services of $50,000 and patent impairment charges of $18,235 and favorable balance sheet timing of $44,608. Operating activities in the nine months ended September 30, 2019 resulted in cash outflows of $2,433,236, which were due to the loss from continuing operations for the period of $2,328,138 and cash used in operating activities related to discontinued operations of $557,096 partly offset by non-cash items, including depreciation and amortization and stock-based compensation, of $239,795 and favorable balance sheet timing of $212,203. We expect flat to modestly higher cash outflows from operating activities for the fourth quarter of 2020.

Investing activities in the nine months ended September 30, 2020 and 2019 resulted in cash outflows of $48,243 and $78,595, respectively, for the acquisition of intangible assets and fixed assets. The sale of our power conversion systems division resulted in a cash inflow of $23,587 from discontinued operations in the nine months ended September 30, 2019.

Financing activities in the nine months ended September 30, 2020 resulted in cash inflows of $3,063,425 and included net proceeds from the exercise of warrants of $2,972,018 and proceeds from loans of $91,407. For the nine months ended September 30, 2019, financing activities resulted in no cash inflows or outflows.

The Company’s independent registered public accounting firm, in its report on the Company’s 2019 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. On August 5, 2020 the Company completed the Early Warrant Exercise Transaction raising net proceeds of $2.5 million, thereby alleviating the substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months from the date of issuance of this report.

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

The PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by us during the 24-week period after the loan origination for certain purposes, including payroll costs, rent payments on certain leases, and certain qualified utility payments, provided that, among other things, at least 60% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level. In accordance with the requirements of the CARES Act and the PPP, we used the proceeds from the PPP Loan primarily for payroll costs. We intend to apply for forgiveness of the PPL Loan during the fourth quarter of 2020. It is our expectation that the PPP Loan will be forgiven but no assurance can be given that we will be granted forgiveness of the PPP Loan in whole or in part.

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

Early Warrant Exercise Transaction

On July 31, 2020, we entered into letter agreements (the “Letter Agreements”) with certain of our Series A warrant holders (the “Series A Warrant Holders”), who were previously issued warrants (the “Original Warrants”) to purchase shares of our common stock pursuant to that certain securities purchase agreement between us and the other parties thereto, dated as of November 7, 2019. The Series A Warrant Holders agreed to the early exercise of their Original Warrants pursuant to the Letter Agreements (the “Early Warrant Exercise Transaction”). The transaction closed on August 5, 2020. We raised net proceeds of $2.5 million in the Early Warrant Exercise Transaction. We intend to utilize the net proceeds from the Early Warrant Exercise Transaction to fund commercialization and development of our B-TRAN™ semiconductor technology and general corporate and working capital purposes.

Pursuant to the Letter Agreements, in consideration of the Series A Warrant Holders exercising Original Warrants to purchase an aggregate of 1,176,137 shares of common stock, we issued to the Series A Warrant Holders new Series C warrants (the “New Warrants”) to purchase up to an aggregate of 705,688 shares of common stock, which is equal to 60% of the shares underlying the Original Warrants included in the Transaction. The New Warrants have an exercise price of $8.90 per share and an expiration date of August 4, 2025. The estimated fair value of the New Warrants was $3.7 million on the date of issuance and was recognized as a non-cash warrant inducement expense within other expenses in our statement of operations.

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

For the nine months ended September 30, 2020, we recognized $154,302 of grant revenue and cost of grant revenue. The grant revenue relates to a $1.2 million subcontract with Diversified Technologies, Inc. (DTI), signed in June 2020, to supply B-TRAN™ devices as part of a two-year contract awarded to DTI by the United States Naval Sea Systems Command (NAVSEA) for the development and demonstration of a B-TRAN™ enabled high efficiency direct current circuit breaker. We account for this subcontract as an exchange transaction under applicable guidance. No grant revenue was recognized in the nine months ended September 30, 2019. Unbilled grant receivables were $28,623 at September 30, 2020 and were included in accounts receivable, net on our balance sheet.

There have been no other significant changes during the nine months ended September 30, 2020 to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Off-Balance Sheet Transactions

As of September 30, 2020, we did not have any off-balance sheet transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial and accounting officer) of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020 and has concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be subject to litigation from time to time in the ordinary course of business. We are not currently party to any legal proceedings that we believe would reasonably have a material adverse impact on our business, financial results and cash flows.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in our 2019 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Document
4.1	Form of Series C Common Stock Purchase Warrant (1)
10.1	Form of Letter Agreement (2)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instant Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
10.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2020.
(2)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, has duly, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 13, 2020	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer