Form 10-Q
period 2021-03-31
Ideal Power Inc.
filed 2021-05-14
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 12, 2021, the issuer had 5,872,046 shares of common stock, par value $.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,789,017	$3,157,256
Accounts receivable, net	125,887	170,287
Prepayments and other current assets	172,913	118,883
Total current assets	27,087,817	3,446,426

Property and equipment, net	32,770	37,125
Intangible assets, net	2,001,417	1,568,903
Right of use asset	32,215	79,719
Other assets	11,189	–
Total assets	$29,165,408	$5,132,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,290	$101,984
Accrued expenses	448,029	475,487
Current portion of lease liability	33,149	82,055
Total current liabilities	588,468	659,526

Long-term debt	91,407	91,407
Other long-term liabilities	944,026	552,031
Total liabilities	1,623,901	1,302,964

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,873,367 shares issued and 5,872,046 shares outstanding at March 31, 2021 and 3,265,740 shares issued and 3,264,419 shares outstanding at December 31, 2020	5,873	3,266
Additional paid-in capital	103,608,805	78,974,964
Treasury stock, at cost, 1,321 shares at March 31, 2021 and December 31, 2020	(13,210)	(13,210)
Accumulated deficit	(76,059,961)	(75,135,811)
Total stockholders’ equity	27,541,507	3,829,209
Total liabilities and stockholders’ equity	$29,165,408	$5,132,173

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2021	2020
Grant revenue	$242,061	$–
Cost of grant revenue	242,061	–
Gross profit	–	–

Operating expenses:
Research and development	260,880	350,664
General and administrative	600,686	579,770
Sales and marketing	62,578	–
Total operating expenses	924,144	930,434

Loss from operations	(924,144)	(930,434)

Interest expense, net	6	67

Net loss	$(924,150)	$(930,501)

Net loss per share – basic and fully diluted	$(0.17)	$(0.31)

Weighted average number of shares outstanding – basic and fully diluted	5,344,025	2,968,394

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(924,150)	$(930,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,515	28,113
Write-off of capitalized patents	–	17,344
Stock-based compensation	61,933	116,497
Stock issued for services	68,680	–
Decrease (increase) in operating assets:
Accounts receivable	44,400	–
Prepaid expenses and other assets	(17,715)	(5,754)
Increase (decrease) in operating liabilities:
Accounts payable	5,306	(44,036)
Accrued expenses	(111,306)	4,710
Net cash used in operating activities	(843,337)	(813,627)

Cash flows from investing activities:
Purchase of property and equipment	(1,462)	(10,678)
Acquisition of intangible assets	(29,275)	(13,385)
Net cash used in investing activities	(30,737)	(24,063)

Cash flows from financing activities:
Net proceeds from issuance of common stock	21,204,609	–
Exercise of options and warrants	3,301,226	–
Net cash provided by financing activities	24,505,835	–

Net increase (decrease) in cash and cash equivalents	23,631,761	(837,690)
Cash and cash equivalents at beginning of period	3,157,256	3,057,682
Cash and cash equivalents at end of period	$26,789,017	$2,219,992

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2019	2,101,272	$2,101	$71,242,256	1,321	$(13,210)	$(67,341,914)	$3,889,233
Stock-based compensation	—	—	116,497	—	—	—	116,497
Net loss for the three months ended March 31, 2020	—	—	—	—	—	(930,501)	(930,501)
Balances at March 31, 2020	2,101,272	$2,101	$71,358,753	1,321	$(13,210)	$(68,272,415)	$3,075,229

Balances at December 31, 2020	3,265,740	$3,266	$78,974,964	1,321	$(13,210)	$(75,135,811)	$3,829,209
Issuance of shares of common stock in public offering	1,352,975	1,353	21,203,256	—	—	—	21,204,609
Exercise of options and warrants	1,250,652	1,250	3,299,976	—	—	—	3,301,226
Stock issued for services	4,000	4	68,676	—	—	—	68,680
Stock-based compensation	—	—	61,933	—	—	—	61,933
Net loss for the three months ended March 31, 2021	—	—	—	—	—	(924,150)	(924,150)
Balances at March 31, 2021	5,873,367	$5,873	$103,608,805	1,321	$(13,210)	$(76,059,961)	$27,541,507

The accompanying notes are an integral part of these financial statements.

Ideal Power Inc.

Notes to Financial Statements

(unaudited)

Note 1 – Organization and Description of Business

Ideal Power Inc. (the “Company”) was incorporated in Texas on May 17, 2007 under the name Ideal Power Converters, Inc. The Company changed its name to Ideal Power Inc. on July 8, 2013 and re-incorporated in Delaware on July 15, 2013. With headquarters in Austin, Texas, the Company is solely focused on the further development and commercialization of its Bi-directional bi-polar junction TRANsistor (B-TRAN™) solid state switch technology.

Since its inception, the Company has financed its research and development efforts and operations primarily through the sale of common stock and warrants. The Company’s continued operations are dependent upon, among other things, its ability to obtain adequate sources of funding through future revenues, follow-on stock offerings, issuances of warrants, debt financing, co-development agreements, government grants, sale or licensing of developed intellectual property or other alternatives.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Balance Sheet at December 31, 2020 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 26, 2021.

In the opinion of management, these financial statements reflect all normal recurring, and other adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

Earnings Per Share

In accordance with ASC 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic earnings per share. As such, for the three months ended March 31, 2021 and 2020, the Company has included pre-funded warrants to purchase 253,828 and 868,443 shares of common stock, respectively, which were issued in November 2019 with an exercise price of $0.001, in its computation of earnings per share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Intangible Assets

Intangible assets, net consisted of the following:

	March 31, 2021	December 31, 2020
	(unaudited)
Patents	$970,976	$941,701
Other intangible assets	1,391,479	964,542
	2,362,455	1,906,243
Accumulated amortization	(361,038)	(337,340)
	$2,001,417	$1,568,903

Amortization expense amounted to $23,698 and $22,298 for the three months ended March 31, 2021 and 2020, respectively. Amortization expense for the succeeding five years and thereafter is $100,732 (2021), $134,310 (2022-2025) and $1,118,267 (thereafter).

At March 31, 2021 and December 31, 2020, the Company had capitalized $245,178 and $270,000, respectively, for costs related to patents that have not been awarded.

Note 4 – Loans

In May 2020, the Company entered into a Loan Agreement and Promissory Note (collectively the “PPP Loan”) with BBVA USA pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The Company received total proceeds of $91,407 from the unsecured PPP Loan. The PPP Loan is scheduled to mature in May 2022 and has an interest rate of 1.00% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The PPP Loan may be prepaid by the Company at any time prior to its maturity with no prepayment penalties. The first payment due date was originally in December 2020 but BBVA USA extended the first due date to August 2021 as the PPP Flexibility Act of 2020 extended the deferral period for payment of principal and interest for all PPP borrowers.

The PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by the Company during the 8-week or 24-week period after the loan origination for certain purposes, including payroll costs, rent payments on certain leases and certain qualified utility payments, provided that, among other things, at least 60% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level. In accordance with the requirements of the CARES Act and the PPP, the Company used the proceeds from the PPP Loan primarily for payroll costs. The Company applied for forgiveness of the PPP Loan during the first quarter of 2021. See Note 10.

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

For purposes of calculating the right of use asset and lease liability included in the Company’s financial statements, the Company estimated its incremental borrowing rate at 8% per annum.

In September 2019, the Company entered into a sublease with CE+T Energy pursuant to which the Company subleases approximately seventy-five (75%) percent of its Austin, Texas facility to CE+T Energy. Under the sublease, CE+T Energy is obligated to make monthly payments equal to 75% of all sums due under the master lease and 100% of any maintenance and repair costs related to the subleased premises. The sublease replaced a temporary agreement between the Company and CE+T Energy, effective in July 2019, that contained similar payment obligations by CE+T Energy for utilization of the subleased premises. Consistent with the master lease, the sublease terminates on May 31, 2021. During the three months ended March 31, 2021, CE+T Energy made payments of $53,293 to the Company related to the subleased premises. The payments included CE+T Energy’s share of rent as well as its proportionate share of operating costs for the building under the master lease. The Company recognized these payments as a reduction in general and administrative expenses.

Future minimum payments under the lease, as amended, are as follows:

For the Year Ended December 31,	Master Lease	Sublease Income	Net
2021	33,259	(24,944)	8,315
Less: imputed interest	(110)
Total lease liability	$33,149

For the three months ended March 31, 2021 and 2020, operating cash flows for lease payments totaled $49,889 and $48,041, respectively. For both the three months ended March 31, 2021 and 2020, operating lease cost, recognized on a straight-line basis, totaled $48,488. At March 31, 2021, the remaining lease term was 2 months.

In March 2021, the Company entered into a lease agreement for 4,070 square feet of office and laboratory space located in Austin, Texas. The commencement of the lease is expected to occur on June 1, 2021 and the term of the lease is 63 months. The actual base rent in the first year of the lease is $56,471 and is net of $18,824 in abated rent over the first three months of the lease term. The annual base rent in the second year of the lease is $77,330 and increases by $2,035 in each succeeding year of the lease. In addition, the Company is required to pay its proportionate share of operating costs for the building under this triple net lease. The lease contains a 5-year fair market renewal option. It does not contain a termination option. The Company will recognize a right of use asset and lease liability for this lease upon lease commencement.

Note 6 – Commitments and Contingencies

License Agreement

In 2015, the Company entered into licensing agreements which expire in February 2033. Per the agreements, the Company has an exclusive royalty-free license associated with semiconductor power switches which enhances its intellectual property portfolio. The agreements include both fixed payments, all of which were paid prior to 2017, and ongoing variable payments. The variable payments are a function of the number of associated patent filings pending and patents issued under the agreements. The Company will pay $10,000 for each patent filing pending and $20,000 for each patent issued annually with one-half the annual payment due within 20 days of December 21st of each year and one-half annual the payment due within 20 days of June 21st of each year of the agreements, up to a maximum of $100,000 per year (i.e. five issued patents).

In March 2021, two patents associated with these agreements were issued and the Company recorded, as a non-cash activity, an intangible asset and a corresponding other long-term liability of $426,937, representing the estimated present value of future payments under the licensing agreements for these two issued patents. Through March 31, 2021, all five patents associated with the agreements were issued. At March 31, 2021 and December 31, 2020, the other long-term liability for the estimated present value of future payments under the licensing agreements was $944,026 and $552,031, respectively. The Company is accruing interest for future payments related to the issued patents associated with these agreements.

Legal Proceedings

The Company may be subject to litigation from time to time in the ordinary course of business. The Company is not currently party to any legal proceedings.

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

The employment agreements of Company executives include an indemnification provision whereby the Company shall indemnify and defend, at the Company’s expense, its executives so long as an executive’s actions were taken in good faith and in furtherance of Company’s business and within the scope of executive’s duties and authority.

COVID-19 Pandemic

As of the date of these financial statements, the COVID-19 pandemic continues to spread throughout the United States and the rest of the world. The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, including, among other things, the duration and spread of COVID-19, the timing and efficacy of vaccination efforts, additional governmental restrictions in response to the COVID-19 pandemic and the overall economy, all of which are highly uncertain and cannot be predicted. The COVID-19 pandemic has already caused significant volatility in the global financial markets which may impact the Company’s ability to raise additional capital, if necessary, on acceptable terms or at all, though such risk has not materialized to date. If the financial markets and/or the overall economy are negatively impacted for an extended period, the Company's operating results may be materially and adversely affected.

Note 7 — Common Stock

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

Stock Issuance

In February 2021, the Company issued 4,000 unregistered shares of common stock, valued at $68,680 at the time of issuance, to a third-party vendor as compensation for services performed.

Note 8 — Equity Incentive Plan

On May 17, 2013, the Company adopted the 2013 Equity Incentive Plan (as amended, the “Plan”) and reserved shares of common stock for issuance under the Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.

At March 31, 2021, 92,140 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2020	391,650	$5.70	8.1
Granted	56,821	$12.09
Exercised	(17,534)	$3.79
Outstanding at March 31, 2021	430,937	$6.62	8.0
Exercisable at March 31, 2021	355,739	$6.05	7.7

During the three months ended March 31, 2021, the Company granted 31,821 stock options to Board members and 25,000 stock options to employees under the Plan. The estimated fair value of these stock options, calculated using the Black-Scholes option valuation model, was $497,461, $55,708 of which was recognized during the three months ended March 31, 2021.

At March 31, 2021, there was $482,900 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.1 years.

Note 9 — Warrants

The Company had 1,040,248 warrants outstanding at March 31, 2021 with a weighted average exercise price of $3.92 per share, down from 2,273,369 warrants outstanding at December 31, 2020.

At March 31, 2021, all warrants are exercisable, although the warrants held by each of the Company’s four largest beneficial owners may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such shareholder does not exceed 4.99% (or, at the investor’s election, 9.99%) of the outstanding shares of the Company’s common stock.

Note 10 — Subsequent Events

In May 2021, the SBA approved forgiveness of the Company’s PPP Loan in the principal amount $91,407, including accrued interest.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2020 financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

Ideal Power Inc. is located in Austin, Texas. With headquarters in Austin, Texas, the Company is solely focused on the further development and commercialization of its Bi-directional bi-polar junction TRANsistor (B-TRAN™) solid state switch technology.

To date, operations have been funded primarily through the sale of common stock and warrants. Total revenue generated from inception to date as of March 31, 2021 amounted to $15.6 million with approximately $12.4 million of that revenue from discontinued operations and the remainder from grant revenue for bi-directional power switch development. Revenue was $242,061 and $0 in the three months ended March 31, 2021 and 2020, respectively, and the revenue for the three months ended March 31, 2021 was related to a government grant. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology.

COVID-19 Impact

As of the date of this report, the COVID-19 pandemic continues to spread throughout the United States and the rest of the world. The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, including, among other things, the duration and spread of COVID-19, the timing and efficacy of vaccination efforts, additional governmental restrictions in response to the COVID-19 pandemic, and the overall economy, all of which are highly uncertain and cannot be predicted. The COVID-19 pandemic has caused significant volatility in the global financial markets, which may impact the Company’s ability to raise additional capital, if necessary, on acceptable terms or at all, though such risk has not materialized to date. If the financial markets and/or the overall economy are negatively impacted for an extended period, the Company's operating results may be materially and adversely affected.

While the outbreak of COVID-19 initially caused some disruption to our business in the first and second quarters of 2020, the COVID-19 pandemic has not had a material adverse impact on our operations to date. However, the COVID-19 pandemic may disrupt our business in the future and cause delays in critical development and commercialization activities and/or result in potential incremental costs associated with mitigating the effects of the COVID-19 pandemic. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the outbreak, the timing and efficacy of vaccination efforts and additional actions that may be taken by governmental authorities to contain the outbreak or to treat its impact, makes it difficult to forecast the effects on our business and results of operations for the remainder of 2021 and thereafter.

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

Results of Operations

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020

Grant Revenues. Grant revenues for the three months ended March 31, 2021 were $242,061. The grant revenues relate to a $1.2 million subcontract with Diversified Technologies, Inc. (“DTI”) to supply B-TRAN™ devices as part of a two-year contract awarded to DTI by the United States Naval Sea Systems Command (“NAVSEA”) for the development and demonstration of a B-TRAN™ enabled high efficiency direct current circuit breaker. We expect the grant revenue related to the NAVSEA subcontract to continue throughout 2021 with minimal revenue recognized in 2022. We also expect to pursue additional government funding that may result in additional grant revenues in the future.

Cost of Grant Revenues. Cost of grant revenues for the three months ended March 31, 2021 was $242,061. The cost of grant revenues relates to the subcontract discussed above and are equal to the associated grant revenues resulting in no gross profit. We expect no gross profit under the subcontract with DTI or from other grants that we are pursuing or may pursue in the remainder of 2021.

Research and Development Expenses.  Research and development expenses decreased by $89,784, or 26%, to $260,880 in the three months ended March 31, 2021 from $350,664 in the three months ended March 31, 2020. The decrease was due to lower semiconductor fabrication costs of $121,022 and lower stock compensation expense of $52,020, partly offset by an initial license fee of $50,000 for the right to certain semiconductor technology and higher other B-TRAN™ development spending of $33,258. For the three months ended March 31, 2021, our semiconductor fabrication run was funded under the NAVSEA grant. We expect higher quarterly research and development expenses, as compared to the three months ended March 31, 2021, for the remainder of 2021 as we accelerate development of our B-TRAN™ technology. Research and development expenses will be subject to quarterly variability due to timing of semiconductor fabrication costs.

General and Administrative Expenses.  General and administrative expenses increased by $20,916, or 4%, to $600,686 in the three months ended March 31, 2021 from $579,770 in the three months ended March 31, 2020. The increase was due to a $109,464 higher bonus accrual, primarily related to bonuses approved by the Board for successful completion of the February 2021 Offering, and professional services paid in stock of $68,680, partly offset by CEO search fees in the first quarter of 2020 of $133,078 and moderately lower other costs of $24,150. We expect general and administrative expenses to be relatively flat, as compared to the three months ended March 31, 2021, for the remaining quarters of 2021.

Sales and Marketing Expenses.  Sales and marketing expenses were $62,578 in the three months ended March 31, 2021. We did not have sales and marketing expenses in the three months ended March 31, 2020. The increase was due to the hiring of a Vice President of Business Development and related expenses. We expect higher sales and marketing expenses, as compared to the three months ended March 31, 2021, for the remaining quarters of 2021 as we engage with prospective customers in advance of the commercialization of our B-TRAN™ technology.

Loss from Operations. Our loss from operations for the three months ended March 31, 2021 was $924,144 or 1% lower than the $930,434 loss from operations for the three months ended March 31, 2020 for the reasons discussed above.

Net Loss.  Our net loss for the three months ended March 31, 2021 was $924,150, or 1% lower, as compared to a net loss of $930,501 for the three months ended March 31, 2020, for the reasons discussed above.

Liquidity and Capital Resources

We currently generate grant revenue only and expect grant revenue to likely be our only source of revenue for 2021. We have incurred losses since inception. We have funded our operations to date through the sale of common stock and warrants.

At March 31, 2021, we had cash and cash equivalents of $26,789,017. Our net working capital and long-term debt at March 31, 2021 were $26,499,349 and $91,407, respectively.

Operating activities in the three months ended March 31, 2021 resulted in cash outflows of $843,337, which were due to the net loss for the period of $924,150 and unfavorable balance sheet timing $79,315, partly offset by stock issued for services of $68,680, stock-based compensation of $61,933 and depreciation and amortization of $29,515. Operating activities in the three months ended March 31, 2020 resulted in cash outflows of $813,627, which were due to the loss from continuing operations for the period of $930,501 and unfavorable balance sheet timing of $45,080 partly offset by stock-based compensation of $116,497, depreciation and amortization of $28,113 and patent impairment charges of $17,344. We expect a modest ramp up in cash outflows from operating activities for the remainder of 2021 as we accelerate development and commercialization of our B-TRAN™ technology. We expect cash outflows from operating activities to trend upward in 2021.

Investing activities in the three months ended March 31, 2021 and 2020 resulted in cash outflows of $30,737 and $24,063, respectively, for the acquisition of intangible assets and fixed assets.

Financing activities in the three months ended March 31, 2021 resulted in cash inflows of $21,204,609 from the net proceeds from our February 2021 Offering and $3,301,226 from the exercise of warrants and stock options. Financing activities in the three months ended March 31, 2020 resulted in no cash inflows or outflows.

PPP Loan

In May 2020, we entered into a Loan Agreement and Promissory Note (collectively the “PPP Loan”) with BBVA USA pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”). We received total proceeds of $91,407 from the unsecured PPP Loan. The PPP Loan is scheduled to mature in May 2022 and has an interest rate of 1.00% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The PPP Loan may be prepaid by us at any time prior to its maturity with no prepayment penalties. The first payment due date was originally in December 2020 but BBVA USA extended the first due date to August 2021 as the PPP Flexibility Act of 2020 extended the deferral period for payment of principal and interest for all PPP borrowers.

The PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by us during the 8-week or 24-week period after the loan origination for certain purposes, including payroll costs, rent payments on certain leases and certain qualified utility payments, provided that, among other things, at least 60% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level. In accordance with the requirements of the CARES Act and the PPP, we used the proceeds from the PPP Loan primarily for payroll costs. We applied for forgiveness of the PPP Loan during the first quarter of 2021. In May 2021, the SBA approved forgiveness of our PPP Loan.

February 2021 Offering

In February 2021, we issued and sold 1,352,975 shares of our common stock, including 176,475 additional shares of common stock pursuant to the exercise of the underwriter’s option to purchase additional shares in full, in an underwritten public offering at a price of $17.00 per share. The net proceeds to us from the February 2021 Offering were $21.2 million. We intend to use the net proceeds from the February 2021 Offering to fund commercialization and development of our B-TRAN™ technology and general corporate and working capital purposes.

Critical Accounting Policies

There have been no significant changes during the three months ended March 31, 2021 to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Off-Balance Sheet Transactions

As of March 31, 2021, we did not have any off-balance sheet transactions.

Trends, Events and Uncertainties

There are no material changes from trends, events or uncertainties disclosed in our 2020 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial and accounting officer) of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021 and has concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be subject to litigation from time to time in the ordinary course of business. We are not currently party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in our 2020 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 26, 2021, we issued 4,000 unregistered shares of common stock, valued at $68,680 at the time of issuance, to a third-party vendor as compensation for services performed. The shares of common stock were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Document

4.1*	Specimen Common Stock Certificate

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

10.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, has duly, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 14, 2021	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer