Form 10-Q
period 2021-06-30
Ideal Power Inc.
filed 2021-08-13
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-36216

IDEAL POWER INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1999058
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5508 Highway 290 West, Suite 120

Austin, Texas 78735

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of August 11, 2021, the issuer had 5,872,046 shares of common stock, par value $.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,716,977	$3,157,256
Accounts receivable, net	132,371	170,287
Prepayments and other current assets	135,835	118,883
Total current assets	25,985,183	3,446,426

Property and equipment, net	58,576	37,125
Intangible assets, net	2,048,537	1,568,903
Right of use asset	335,211	79,719
Other assets	11,189	—
Total assets	$28,438,696	$5,132,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$159,107	$101,984
Accrued expenses	546,071	475,487
Current portion of lease liability	37,393	82,055
Total current liabilities	742,571	659,526

Long-term debt	—	91,407
Long-term lease liability	297,883	—
Other long-term liabilities	951,717	552,031
Total liabilities	1,992,171	1,302,964

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,873,367 shares issued and 5,872,046 shares outstanding at June 30, 2021 and 3,265,740 shares issued and 3,264,419 shares outstanding at December 31, 2020	5,873	3,266
Additional paid-in capital	103,700,516	78,974,964
Treasury stock, at cost, 1,321 shares at June 30, 2021 and December 31, 2020	(13,210)	(13,210)
Accumulated deficit	(77,246,654)	(75,135,811)
Total stockholders’ equity	26,446,525	3,829,209
Total liabilities and stockholders’ equity	$28,438,696	$5,132,173

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Grant revenue	$84,705	$6,515	$326,766	$6,515
Cost of grant revenue	84,705	6,515	326,766	6,515
Gross profit	—	—	—	—

Operating expenses:
Research and development	560,693	316,325	821,573	666,989
General and administrative	603,518	515,878	1,204,204	1,095,648
Sales and marketing	112,033	—	174,611	—
Total operating expenses	1,276,244	832,203	2,200,388	1,762,637

Loss from operations	(1,276,244)	(832,203)	(2,200,388)	(1,762,637)

Other (income) expenses:
Interest expense, net	1,856	1,055	1,862	1,122
Gain on forgiveness of long-term debt	(91,407)	—	(91,407)	—
Total other (income) expenses	(89,551)	1,055	(89,545)	1,122

Net loss	$(1,186,693)	$(833,258)	$(2,110,843)	$(1,763,759)

Net loss per share – basic and fully diluted	$(0.19)	$(0.28)	$(0.37)	$(0.59)

Weighted average number of shares outstanding – basic and fully diluted	6,125,874	2,998,350	5,737,109	2,983,372

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,110,843)	$(1,763,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,343	57,248
Write-off of capitalized patents	528	18,235
Stock-based compensation	153,644	226,168
Stock issued for services	68,680	50,000
Gain on loan forgiveness	(91,407)	—
Decrease (increase) in operating assets:
Accounts receivable	37,916	6,515
Prepaid expenses and other assets	(57,663)	35,715
Increase (decrease) in operating liabilities:
Accounts payable	57,123	(135,623)
Accrued expenses	70,584	8,144
Net cash used in operating activities	(1,801,095)	(1,497,357)

Cash flows from investing activities:
Purchase of property and equipment	(32,919)	(10,678)
Acquisition of intangible assets	(112,100)	(23,288)
Net cash used in investing activities	(145,019)	(33,966)

Cash flows from financing activities:
Net proceeds from issuance of common stock	21,204,609	—
Exercise of options and warrants	3,301,226	175,816
Proceeds from loans	—	91,407
Net cash provided by financing activities	24,505,835	267,223

Net increase (decrease) in cash and cash equivalents	22,559,721	(1,264,100)
Cash and cash equivalents at beginning of period	3,157,256	3,057,682
Cash and cash equivalents at end of period	$25,716,977	$1,793,582

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Stockholders’ Equity

For the Three-Month Periods during the Six Months Ended June 30, 2021 and 2020

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2019	2,101,272	$2,101	$71,242,256	1,321	$(13,210)	$(67,341,914)	$3,889,233
Stock-based compensation	—	—	116,497	—	—	—	116,497
Net loss for the three months ended March 31, 2020	—	—	—	—	—	(930,501)	(930,501)
Balances at March 31, 2020	2,101,272	2,101	71,358,753	1,321	(13,210)	(68,272,415)	3,075,229
Stock-based compensation	—	—	109,671	—	—	—	109,671
Stock issued for services	26,316	26	49,974	—	—	—	50,000
Exercise of warrants	225,718	226	175,590	—	—	—	175,816
Net loss for the three months ended June 30, 2020	—	—	—	—	—	(833,258)	(833,258)
Balances at June 30, 2020	2,353,306	$2,353	$71,693,988	1,321	$(13,210)	$(69,105,673)	$2,577,458

Balances at December 31, 2020	3,265,740	$3,266	$78,974,964	1,321	$(13,210)	$(75,135,811)	$3,829,209
Issuance of shares of common stock in public offering	1,352,975	1,353	21,203,256	—	—	—	21,204,609
Exercise of options and warrants	1,250,652	1,250	3,299,976	—	—	—	3,301,226
Stock issued for services	4,000	4	68,676	—	—	—	68,680
Stock-based compensation	—	—	61,933	—	—	—	61,933
Net loss for the three months ended March 31, 2021	—	—	—	—	—	(924,150)	(924,150)
Balances at March 31, 2021	5,873,367	$5,873	$103,608,805	1,321	$(13,210)	$(76,059,961)	$27,541,507
Stock-based compensation	—	—	91,711	—	—	—	91,711
Net loss for the three months ended June 30, 2021	—	—	—	—	—	(1,186,693)	(1,186,693)
Balances at June 30, 2021	5,873,367	$5,873	$103,700,516	1,321	$(13,210)	$(77,246,654)	$26,446,525

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Balance Sheet at December 31, 2020 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 26, 2021.

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

Net Loss Per Share

In accordance with ASC 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three and six months ended June 30, 2021, the Company included pre-funded warrants to purchase 253,828 shares of common stock, and, for the three and six months ended June 30, 2020, the Company included pre-funded warrants to purchase 718,443 shares of common stock, which were issued in November 2019 with an exercise price of $0.001, in its computation of net loss per share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Intangible Assets

Intangible assets, net consisted of the following:

	June 30,	December 31,
	2021	2020
	(unaudited)
Patents	$1,053,273	$941,701
Other intangible assets	1,391,479	964,542
	2,444,752	1,906,243
Accumulated amortization	(396,215)	(337,340)
	$2,048,537	$1,568,903

Amortization expense amounted to $35,177 and $58,875 for the three and six months ended June 30, 2021, respectively, and $23,048 and $45,346 for the three and six months ended June 30, 2020, respectively. Amortization expense for the succeeding five years and thereafter is $72,605 (2021), $145,211 (2022-2025) and $1,136,734 (thereafter).

At June 30, 2021 and December 31, 2020, the Company had capitalized $258,354 and $270,000, respectively, for costs related to patents that have not been awarded.

Note 4 – Loans

In May 2020, the Company entered into a Loan Agreement and Promissory Note (collectively the “PPP Loan”) with BBVA USA pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The Company received total proceeds of $91,407 from the unsecured PPP Loan. The PPP Loan was scheduled to mature in May 2022 and had an interest rate of 1.00% per annum and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.In accordance with the requirements of the CARES Act and the PPP, the Company used the proceeds from the PPP Loan primarily for payroll costs. The Company applied for forgiveness of the PPP Loan during the first quarter of 2021.In May 2021, the SBA approved forgiveness of the Company’s PPP Loan in the principal amount of $91,407, including accrued interest. The $91,407 gain on forgiveness of the PPP Loan is shown in other (income) expenses in the statement of operations and represents a non-cash financing activity.

Note 5 – Lease

The Company leased 14,782 square feet of office and laboratory space located in Austin, Texas. CE+T Energy Solutions, Inc. (“CE+T Energy”) subleased approximately seventy-five (75%) percent of this space from the Company. This lease and sublease expired concurrently on May 31, 2021.

During the three and six months ended June 30, 2021, CE+T Energy made payments of $35,529 and $88,822, respectively,to the Company related to the subleased premises. The payments included CE+T Energy’s share of rent as well as its proportionate share of operating costs for the building under the master lease. The Company recognized these payments as a reduction in general and administrative expenses.

In March 2021, the Company entered into a lease agreement for 4,070 square feet of office and laboratory space located in Austin, Texas. The commencement of the lease occurred on June 1, 2021 and the term of the lease is 63 months. The actual base rent in the first year of the lease is $56,471 and is net of $18,824 in abated rent over the first three months of the lease term. The annual base rent in the second year of the lease is $77,330 and increases by $2,035 in each succeeding year of the lease. In addition, the Company is required to pay its proportionate share of operating costs for the building under this triple net lease. The lease contains a 5-year fair market renewal option. It does not contain a termination option. The Company recognized a right of use asset of $339,882 and a corresponding lease liability for this lease upon lease commencement.

For purposes of calculating the right of use asset and lease liability included in the Company’s financial statements, the Company estimated its incremental borrowing rate at 6% per annum.

Future minimum payments under the lease are as follows:

For the Year Ended December 31,
2021	$18,824
2022	76,482
2023	78,517
2024	80,552
2025	82,587
2026	56,132
Total lease payments	$393,094
Less: imputed interest	(57,818)
Total lease liability	$335,276

At June 30, 2021, the remaining lease term was 62 months.

For the three months ended June 30, 2021 and 2020, operating cash flows for lease payments totaled $39,534 and $48,658, respectively, and for the six months ended June 30, 2021 and 2020, operating cash outflows for lease payments totaled $89,423 and $96,699, respectively. For the three months ended June 30, 2021 and 2020, operating lease cost, recognized on a straight-line basis, totaled $38,664 and $48,487, respectively, and for the six months ended June 30, 2021 and 2020, operating lease cost, recognized on a straight-line basis, totaled $87,152 and $96,975, respectively.

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

In March 2021, two patents associated with these agreements were issued and the Company recorded, as a non-cash activity, an intangible asset and a corresponding other long-term liability of $426,937, representing the estimated present value of future payments under the licensing agreements for these two issued patents. As of March 2021, all five patents associated with the agreements have been issued. At June 30, 2021 and December 31, 2020, the other long-term liability for the estimated present value of future payments under the licensing agreements was $951,717 and $552,031, respectively. The Company is accruing interest for future payments related to the issued patents associated with these agreements.

Legal Proceedings

The Company may be subject to litigation from time to time in the ordinary course of business. The Company is not currently party to any legal proceedings.

Indemnification Obligations

The employment agreements of Company executives include an indemnification provision whereby the Company shall indemnify and defend, at the Company's expense, its executives so long as an executive's actions were taken in good faith and in furtherance of Company's business and within the scope of executive's duties and authority.

COVID-19 Pandemic

As of the date of these financial statements, the COVID-19 pandemic continues to spread throughout the United States and the rest of the world. The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, including, among other things, the duration and spread of COVID-19, including variants, the timing, scope and efficacy of vaccination efforts, additional governmental restrictions in response to the COVID-19 pandemic and the overall economy, all of which are highly uncertain and cannot be predicted. The COVID-19 pandemic has already caused significant volatility in the global financial markets which may impact the Company’s ability to raise additional capital, if necessary, on acceptable terms or at all, though such risk has not materialized to date. If the financial markets and/or the overall economy are negatively impacted for an extended period, the Company's operating results may be materially and adversely affected.

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

Note 8 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved shares of common stock for issuance under the Plan, which was amended effective June 16, 2021. As a result of the amendment, the number of shares authorized for issuance under the Plan increased by 500,000 shares and the Plan will now terminate on June 16, 2031, unless sooner terminated or extended by the Board. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.At June 30, 2021, 567,140 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Life
	Options	Price	(in years)
Outstanding at December 31, 2020	391,650	$5.70	8.1
Granted	81,821	$11.61
Exercised	(17,534)	$3.79
Outstanding at June 30, 2021	455,937	$6.83	7.9
Exercisable at June 30, 2021	363,945	$6.10	7.5

During the six months ended June 30, 2021, the Company granted 31,821 stock options to Board members and 50,000 stock options to employees under the Plan. The estimated fair value of these stock options, calculated using the Black-Scholes option valuation model, was $691,728, $141,193 of which was recognized during the six months ended June 30, 2021.

At June 30, 2021, there was $585,457 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.2 years.

Note 9 — Warrants

The Company had 1,040,248 warrants outstanding at June 30, 2021 with a weighted average exercise price of $3.92 per share, down from 2,273,369 warrants outstanding at December 31, 2020 due to the exercise of 1,233,121 warrants in the three months ended March 31, 2021. No warrants were exercised in the three months ended June 30, 2021.

At June 30, 2021, all warrants are exercisable, although the warrants held by certain of the Company’s warrant holders may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such warrant holder does not exceed 4.99% (or, at the investor’s election, 9.99%) of the outstanding shares of the Company’s common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include, but are not limited to, statements regarding our future financial performance, business condition and results of operations and pursuing additional government funding. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "hopes," "expects," "anticipates," "estimates," "projects," "intends," "plans," "would," "should," "could," "may" or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;
●	our ability to generate revenue;
●	our limited operating history;
●	the size and growth of markets for our technology;
●	regulatory developments that may affect our business;
●	our ability to successfully develop new technologies, particularly our bi-directional bipolar junction transistor, or B-TRAN™;
●	our expectations regarding the timing of prototype and commercial fabrication of B-TRAN™ devices;
●	our expectations regarding the performance of our B-TRAN™ and the consistency of that performance with both internal and third-party simulations;
●	the expected performance of future products incorporating our B-TRAN™;
●	the performance of third-party consultants and service providers whom we have and will continue to rely on to assist us in development of our B-TRAN™ and related drive circuitry;
●	the rate and degree of market acceptance for our B-TRAN™;
●	the time required for third parties to redesign, test and certify their products incorporating our B-TRAN™;
●	our ability to successfully commercialize our B-TRAN™ technology;
●	our ability to secure strategic partnerships with semiconductor fabricators and others related to our B-TRAN™ technology;
●	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our technology;
●	the success of our efforts to manage cash spending, particularly prior to the commercialization of our B-TRAN™ technology;
●	general economic conditions and events and the impact they may have on us and our potential partners and licensees;

●	our ability to obtain adequate financing in the future, if and when we need it;
●	the impact of the novel coronavirus (COVID-19) on our business, financial condition and results of operations;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report.

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

To date, operations have been funded primarily through the sale of common stock and warrants. Total revenue generated from inception to date as of June 30, 2021 amounted to $15.7 million with approximately $12.4 million of that revenue from discontinued operations and the remainder from grant revenue for bi-directional power switch development. Revenue was $84,705 and $326,766 in the three months and six months ended June 30, 2021, respectively, and $6,515 in the three and six months ended June 30, 2020. Revenue for the three and six months ended June 30, 2021 and 2020 related to a government grant. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology.

COVID-19 Impact

As of the date of this report, the COVID-19 pandemic continues to spread throughout the United States and the rest of the world. The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, including, among other things, the duration and spread of COVID-19, including variants, the timing, scope and efficacy of vaccination efforts, additional governmental restrictions in response to the COVID-19 pandemic, and the overall economy, all of which are highly uncertain and cannot be predicted. The COVID-19 pandemic has caused significant volatility in the global financial markets, which may impact the Company’s ability to raise additional capital, if necessary, on acceptable terms or at all, though such risk has not materialized to date. If the financial markets and/or the overall economy are negatively impacted for an extended period, the Company's operating results may be materially and adversely affected.

While the outbreak of COVID-19 initially caused some disruption to our business in the first and second quarters of 2020, the COVID-19 pandemic has not had a material adverse impact on our operations to date. However, the COVID-19 pandemic may disrupt our business in the future and cause delays in critical development and commercialization activities and/or result in potential incremental costs associated with mitigating the effects of the COVID-19 pandemic. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the outbreak, the timing, scope and efficacy of vaccination efforts and additional actions that may be taken by governmental authorities to contain the outbreak or to treat its impact, makes it difficult to forecast the effects on our business and results of operations for the remainder of 2021 and thereafter.

Results of Operations

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020

Grant Revenues. Grant revenues for the three months ended June 30, 2021 and 2020 were $84,705 and $6,515, respectively. The grant revenues relate to a $1.2 million subcontract with Diversified Technologies, Inc. (“DTI”) to supply B-TRAN™ devices as part of a two-year contract awarded to DTI by the United States Naval Sea Systems Command (“NAVSEA”) for the development and demonstration of a B-TRAN™ enabled high efficiency direct current circuit breaker. The program started in late June 2020. We expect the grant revenue related to the NAVSEA subcontract to continue over the next two to three quarters with minimal revenue recognized thereafter. We also expect to pursue additional government funding that may result in additional grant revenues in the future.

Cost of Grant Revenues. Cost of grant revenues for the three months ended June 30, 2021 and 2020 was $84,705 and $6,515, respectively. The cost of grant revenues relates to the subcontract with DTI discussed above and are equal to the associated grant revenues resulting in no gross profit. We expect no gross profit under the subcontract with DTI or from other grants that we are pursuing or may pursue in the remainder of 2021.

Research and Development Expenses. Research and development expenses increased by $244,368, or 77%, to $560,693 in the three months ended June 30, 2021 from $316,325 in the three months ended June 30, 2020. The increase was due to higher contract labor for driver development and the expansion of internal test capabilities of $110,117, semiconductor fabrication costs, as we are qualifying a second domestic semiconductor fabricator, of $95,063 and other B-TRAN™ development spending of $39,188. We expect higher quarterly research and development expenses, as compared to the three months ended June 30, 2021, for the remainder of 2021 as we accelerate development of our B-TRAN™ technology. Research and development expenses will be subject to quarterly variability due primarily to the timing of semiconductor fabrication costs.

General and Administrative Expenses. General and administrative expenses increased by $87,640, or 17%, to $603,518 in the three months ended June 30, 2021 from $515,878 in the three months ended June 30, 2020. The increase was due to a $111,347 higher investor relations spending, including costs associated with our annual shareholder meeting and investor outreach, and other costs of $34,740, partly offset by lower stock-based compensation expense of $58,447. We expect general and administrative expenses to be relatively flat to modestly down, as compared to the three months ended June 30, 2021, for the remaining quarters of 2021.

Sales and Marketing Expenses. Sales and marketing expenses were $112,033 in the three months ended June 30, 2021. We did not have sales and marketing expenses in the three months ended June 30, 2020. The increase was due primarily to the hiring of a Vice President of Business Development in the first quarter of 2021 and related expenses. We expect higher sales and marketing expenses, as compared to the three months ended June 30, 2021, for the remaining quarters of 2021 as we engage with prospective customers and thereby begin to commercialize our B-TRAN™ technology.

Loss from Operations. Our loss from operations for the three months ended June 30, 2021 was $1,276,244 or 53% higher than the $832,203 loss from operations for the three months ended June 30, 2020 for the reasons discussed above.

Other (Income) Expenses. Other income was $89,551 for the three months ended June 30, 2021 compared to other expenses of $1,055 for the three months ended June 30, 2020. The other income in the three months ended June 30, 2021 was due to a $91,407 gain on the forgiveness of our PPP Loan (as defined below) in May 2021.

Net Loss. Our net loss for the three months ended June 30, 2021 was $1,186,693, or 42% higher, as compared to a net loss of $833,258 for the three months ended June 30, 2020, for the reasons discussed above.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020

Grant Revenues. Grant revenues for the six months ended June 30, 2021 and 2020 were $326,766 and $6,515, respectively. The grant revenues relate to a $1.2 million subcontract with DTI discussed above. We expect the grant revenue related to the NAVSEA subcontract to continue over the next two to three quarters 2021 with minimal revenue recognized thereafter. We also expect to pursue additional government funding that may result in additional grant revenues in the future.

Cost of Grant Revenues. Cost of grant revenues for the six months ended June 30, 2021 and 2020 was $326,766 and $6,515, respectively. The cost of grant revenues relates to the subcontract with DTI discussed above and are equal to the associated grant revenues resulting in no gross profit. We expect no gross profit under the subcontract with DTI or from other grants that we are pursuing or may pursue in the remainder of 2021.

Research and Development Expenses. Research and development expenses increased by $154,584, or 23%, to $821,573 in the six months ended June 30, 2021 from $666,989 in the six months ended June 30, 2020. The increase was due to higher contract labor for driver development and the expansion of internal test capabilities of $125,899, an initial license fee of $50,000 for the right to certain semiconductor technology and higher other B-TRAN™ spending of $16,675, partly offset by lower stock-based compensation expense of $37,990. We expect higher quarterly research and development expenses, as compared to the three months ended June 30, 2021, for the remainder of 2021 as we accelerate development of our B-TRAN™ technology. Research and development expenses will be subject to quarterly variability due primarily to the timing of semiconductor fabrication costs.

General and Administrative Expenses. General and administrative expenses increased by $108,556, or 10%, to $1,204,204 in the six months ended June 30, 2021 from $1,095,648 in the six months ended June 30, 2020. The increase was due to higher investor relations spending of $153,320, a $110,117 higher bonus accrual, primarily related to bonuses approved by the Board for successful completion of the February 2021 Offering (as defined below), and professional services paid in stock of $68,680, partly offset by CEO search fees in the first six months of 2020 of $137,968, lower stock-based compensation expense of $71,699 and lower other costs of $13,894. We expect general and administrative expenses to be relatively flat to modestly down, as compared to the three months ended June 30, 2021, for the remaining quarters of 2021.

Sales and Marketing Expenses. Sales and marketing expenses were $174,611 in the six months ended June 30, 2021. We did not have sales and marketing expenses in the six months ended June 30, 2020. The increase was due primarily to the hiring of a Vice President of Business Development in the first quarter of 2021 and related expenses. We expect higher sales and marketing expenses, as compared to the three months ended June 30, 2021, for the remaining quarters of 2021 as we engage with prospective customers and thereby begin to commercialize our B-TRAN™ technology.

Loss from Operations. Our loss from operations for the six months ended June 30, 2021 was $2,200,388 or 25% higher than the $1,762,637 loss from operations for the six months ended June 30, 2020 for the reasons discussed above.

Other (Income) Expenses. Other income was $89,545 for the six months ended June 30, 2021 compared to other expenses of $1,122 for the six months ended June 30, 2020. The other income in the six months ended June 30, 2021 was due to a $91,407 gain on the forgiveness of our PPP Loan in May 2021.

Net Loss. Our net loss for the six months ended June 30, 2021 was $2,110,843, or 20% higher, as compared to a net loss of $1,763,759 for the six months ended June 30, 2020, for the reasons discussed above.

Liquidity and Capital Resources

We currently generate grant revenue only and expect grant revenue to be our only source of revenue for 2021. We have incurred losses since inception. We have funded our operations to date through the sale of common stock and warrants.

At June 30, 2021, we had cash and cash equivalents of $25,716,977. Our net working capital at June 30, 2021 was $25,242,612. We had no outstanding debt at June 30, 2021.

Operating activities in the six months ended June 30, 2021 resulted in cash outflows of $1,801,095, which were due primarily to the net loss for the period of $2,110,843 and a non-cash gain on loan forgiveness of $91,407, partly offset by stock-based compensation of $153,644, favorable balance sheet timing of $107,960, depreciation and amortization of $70,343 and stock issued for services of $68,680. Operating activities in the six months ended June 30, 2020 resulted in cash outflows of $1,497,357, which were due to the loss from continuing operations for the period of $1,763,759 and unfavorable balance sheet timing of $85,249 partly offset by stock-based compensation of $226,168, depreciation and amortization of $57,248, stock issued for services of $50,000 and patent impairment charges of $18,235. We expect a ramp up in cash outflows from operating activities for the remainder of 2021 as we accelerate development and commercialization of our B-TRAN™ technology.

Investing activities in the six months ended June 30, 2021 and 2020 resulted in cash outflows of $145,019 and $33,966, respectively, for the acquisition of intangible assets and fixed assets.

Financing activities in the six months ended June 30, 2021 resulted in cash inflows of $21,204,609 from the net proceeds from our February 2021 Offering and $3,301,226 from the exercise of warrants and stock options. Financing activities in the six months ended June 30, 2020 resulted in cash inflows of $267,223 and included net proceeds from the exercise of warrants of $175,816 and proceeds from our PPP Loan of $91,407.

PPP Loan

In May 2020, we entered into a Loan Agreement and Promissory Note (collectively the “PPP Loan”) with BBVA USA pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”). We received total proceeds of $91,407 from the unsecured PPP Loan. The PPP Loan was scheduled to mature in May 2022 and had an interest rate of 1.00% per annum and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. In accordance with the requirements of the CARES Act and the PPP, we used the proceeds from the PPP Loan primarily for payroll costs. We applied for forgiveness of the PPP Loan during the first quarter of 2021. In May 2021, the SBA approved forgiveness of our PPP Loan.

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

Critical Accounting Policies

There have been no significant changes during the six months ended June 30, 2021 to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Off-Balance Sheet Transactions

As of June 30, 2021, we did not have any off-balance sheet transactions.

Trends, Events and Uncertainties

There are no material changes from trends, events or uncertainties disclosed in our 2020 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial and accounting officer) of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021 and has concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Document

10.1	Amended & Restated Ideal Power Inc. 2013 Equity Incentive Plan (1)+

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

10.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Indicates a management contract or compensatory arrangement

(1)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, has duly, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 13, 2021	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer