Form 10-Q
period 2021-09-30
Ideal Power Inc.
filed 2021-11-12
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2021

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

As of November 9, 2021, the issuer had 5,892,046 shares of common stock, par value $.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,487,547	$3,157,256
Accounts receivable, net	262,527	170,287
Prepayments and other current assets	100,360	118,883
Total current assets	24,850,434	3,446,426

Property and equipment, net	62,720	37,125
Intangible assets, net	2,038,911	1,568,903
Right of use asset	321,248	79,719
Other assets	11,189	—
Total assets	$27,284,502	$5,132,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,355	$101,984
Accrued expenses	625,693	475,487
Current portion of lease liability	57,484	82,055
Total current liabilities	740,532	659,526

Long-term debt	—	91,407
Long-term lease liability	282,847	—
Other long-term liabilities	959,408	552,031
Total liabilities	1,982,787	1,302,964

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,873,367 shares issued and 5,872,046 shares outstanding at September 30, 2021 and 3,265,740 shares issued and 3,264,419 shares outstanding at December 31, 2020	5,873	3,266
Additional paid-in capital	103,794,384	78,974,964
Treasury stock, at cost, 1,321 shares at September 30, 2021 and December 31, 2020	(13,210)	(13,210)
Accumulated deficit	(78,485,332)	(75,135,811)
Total stockholders’ equity	25,301,715	3,829,209
Total liabilities and stockholders’ equity	$27,284,502	$5,132,173

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Grant revenue	$121,028	$147,787	$447,794	$154,302
Cost of grant revenue	121,028	147,787	447,794	154,302
Gross profit	—	—	—	—

Operating expenses:
Research and development	604,476	494,548	1,426,049	1,161,537
General and administrative	500,942	657,967	1,705,146	1,753,615
Sales and marketing	128,248	20,000	302,859	20,000
Total operating expenses	1,233,666	1,172,515	3,434,054	2,935,152

Loss from operations	(1,233,666)	(1,172,515)	(3,434,054)	(2,935,152)

Other income (expenses):
Interest expense, net	(5,012)	(1,358)	(6,874)	(2,480)
Warrant inducement expense	—	(3,720,866)	—	(3,720,866)
Gain on forgiveness of long-term debt	—	—	91,407	—
Total other income (expenses)	(5,012)	(3,722,224)	84,533	(3,723,346)

Net loss	$(1,238,678)	$(4,894,739)	$(3,349,521)	$(6,658,498)

Net loss per share – basic and diluted	$(0.20)	$(1.28)	$(0.57)	$(2.04)

Weighted average number of shares outstanding – basic and diluted	6,125,874	3,821,717	5,868,122	3,264,860

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,349,521)	$(6,658,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113,607	86,368
Write-off of capitalized patents	528	18,235
Stock-based compensation	247,512	434,782
Stock issued for services	68,680	50,000
Warrant inducement expense	—	3,720,866
Gain on forgiveness of long-term debt	(91,407)	—
Decrease (increase) in operating assets:
Accounts receivable	(92,240)	(28,623)
Prepaid expenses and other assets	105,687	127,632
Increase (decrease) in operating liabilities:
Accounts payable	(44,629)	(116,246)
Accrued expenses	49,040	61,845
Net cash used in operating activities	(2,992,743)	(2,303,639)

Cash flows from investing activities:
Purchase of property and equipment	(43,685)	(12,407)
Acquisition of intangible assets	(139,116)	(35,836)
Net cash used in investing activities	(182,801)	(48,243)

Cash flows from financing activities:
Net proceeds from issuance of common stock	21,204,609	—
Exercise of options and warrants	3,301,226	2,972,018
Proceeds from loans	—	91,407
Net cash provided by financing activities	24,505,835	3,063,425

Net increase in cash and cash equivalents	21,330,291	711,543
Cash and cash equivalents at beginning of period	3,157,256	3,057,682
Cash and cash equivalents at end of period	$24,487,547	$3,769,225

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Stockholders’ Equity

For the Three-Month Periods during the Nine Months Ended September 30, 2021 and 2020

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2019	2,101,272	$2,101	$71,242,256	1,321	$(13,210)	$(67,341,914)	$3,889,233
Stock-based compensation	—	—	116,497	—	—	—	116,497
Net loss for the three months ended March 31, 2020	—	—	—	—	—	(930,501)	(930,501)
Balances at March 31, 2020	2,101,272	2,101	71,358,753	1,321	(13,210)	(68,272,415)	3,075,229
Stock-based compensation	—	—	109,671	—	—	—	109,671
Stock issued for services	26,316	26	49,974	—	—	—	50,000
Exercise of warrants	225,718	226	175,590	—	—	—	175,816
Net loss for the three months ended June 30, 2020	—	—	—	—	—	(833,258)	(833,258)
Balances at June 30, 2020	2,353,306	2,353	71,693,988	1,321	(13,210)	(69,105,673)	2,577,458
Stock-based compensation	—	—	208,614	—	—	—	208,614
Exercise of warrants	250,566	251	248,365	—	—	—	248,616
Early warrant exercise transaction	372,837	373	2,547,213	—	—	—	2,547,586
Warrant inducement expense	—	—	3,720,866	—	—	—	3,720,866
Net loss for the three months ended September 30, 2020	—	—	—	—	—	(4,894,739)	(4,894,739)
Balances at September 30, 2020	2,976,709	$2,977	$78,419,046	1,321	$(13,210)	$(74,000,412)	$4,408,401

Balances at December 31, 2020	3,265,740	$3,266	$78,974,964	1,321	$(13,210)	$(75,135,811)	$3,829,209
Issuance of shares of common stock in public offering	1,352,975	1,353	21,203,256	—	—	—	21,204,609
Exercise of options and warrants	1,250,652	1,250	3,299,976	—	—	—	3,301,226
Stock issued for services	4,000	4	68,676	—	—	—	68,680
Stock-based compensation	—	—	61,933	—	—	—	61,933
Net loss for the three months ended March 31, 2021	—	—	—	—	—	(924,150)	(924,150)
Balances at March 31, 2021	5,873,367	5,873	103,608,805	1,321	(13,210)	(76,059,961)	27,541,507
Stock-based compensation	—	—	91,711	—	—	—	91,711
Net loss for the three months ended June 30, 2021	—	—	—	—	—	(1,186,693)	(1,186,693)
Balances at June 30, 2021	5,873,367	5,873	103,700,516	1,321	(13,210)	(77,246,654)	26,446,525
Stock-based compensation	—	—	93,868	—	—	—	93,868
Net loss for the three months ended September 30, 2021	—	—	—	—	—	(1,238,678)	(1,238,678)
Balances at September 30, 2021	5,873,367	$5,873	$103,794,384	1,321	$(13,210)	$(78,485,332)	$25,301,715

The accompanying notes are an integral part of these financial statements.

Ideal Power Inc.

Notes to Financial Statements

(unaudited)

Note 1 – Organization and Description of Business

Ideal Power Inc. (the “Company”) was incorporated in Texas on May 17, 2007 under the name Ideal Power Converters, Inc. The Company changed its name to Ideal Power Inc. on July 8, 2013 and re-incorporated in Delaware on July 15, 2013. With headquarters in Austin, Texas, the Company is solely focused on the further development and commercialization of its Bidirectional bipolar junction TRANsistor (B-TRAN™) solid state switch technology.

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

Net Loss Per Share

In accordance with ASC 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three and nine months ended September 30, 2021, the Company included pre-funded warrants to purchase 253,828 shares of common stock, and, for the three and nine months ended September 30, 2020, the Company included pre-funded warrants to purchase 568,093 shares of common stock and 803,300 excess warrant shares held in abeyance, in its computation of net loss per share. The pre-funded warrants were issued in November 2019 with an exercise price of $0.001 and the warrant shares held in abeyance were a result of the Early Warrant Exercise Transaction (as defined below) in August 2020. See Note 9.

In periods with a net loss, no common share equivalents are included in the computation of diluted net loss per share because their effect would be anti-dilutive. At September 30, 2021, potentially dilutive shares outstanding amounted to 1,242,357 shares and exclude prefunded warrants to purchase shares of common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Intangible Assets

Intangible assets, net consisted of the following:

	September 30,	December 31,
	2021	2020
	(unaudited)
Patents	$1,080,289	$941,701
Other intangible assets	1,391,479	964,542
	2,471,768	1,906,243
Accumulated amortization	(432,857)	(337,340)
	$2,038,911	$1,568,903

Amortization expense amounted to $36,642 and $95,517 for the three and nine months ended September 30, 2021, respectively, and $23,110 and $68,456 for the three and nine months ended September 30, 2020, respectively. Amortization expense for the succeeding five years and thereafter is $36,812 (2021), $147,249 (2022-2025) and $1,160,015 (thereafter).

At September 30, 2021 and December 31, 2020, the Company had capitalized $253,088 and $270,000, respectively, for costs related to patents that have not been awarded.

Note 4 – Loans

In May 2020, the Company entered into a Loan Agreement and Promissory Note (collectively the “PPP Loan”) with BBVA USA pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The Company received total proceeds of $91,407 from the unsecured PPP Loan. The PPP Loan was scheduled to mature in May 2022 and had an interest rate of 1.00% per annum and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.In accordance with the requirements of the CARES Act and the PPP, the Company used the proceeds from the PPP Loan primarily for payroll costs. The Company applied for forgiveness of the PPP Loan during the first quarter of 2021.In May 2021, the SBA approved forgiveness of the Company’s PPP Loan in the principal amount of $91,407, including accrued interest. The $91,407 gain on forgiveness of the PPP Loan is shown in other income (expenses) in the financial statements for the nine months ended September 30, 2021 and represents a non-cash financing activity.

Note 5 – Lease

The Company leased 14,782 square feet of office and laboratory space located in Austin, Texas. CE+T Energy Solutions, Inc. (“CE+T Energy”) subleased approximately seventy-five (75%) percent of this space from the Company. This lease and sublease expired concurrently on May 31, 2021.

During the nine months ended September 30, 2021, CE+T Energy made payments of $88,822 to the Company related to the subleased premises. The payments included CE+T Energy’s share of rent as well as its proportionate share of operating costs for the building under the master lease. The Company recognized these payments as a reduction in general and administrative expenses.

In March 2021, the Company entered into a lease agreement for 4,070 square feet of office and laboratory space located in Austin, Texas. The commencement of the lease occurred on June 1, 2021 and the initial term of the lease is 63 months. The actual base rent in the first year of the lease is $56,471 and is net of $18,824 in abated rent over the first three months of the lease term. The annual base rent in the second year of the lease is $77,330 and increases by $2,035 in each succeeding year of the lease. In addition, the Company is required to pay its proportionate share of operating costs for the building under this triple net lease. The lease contains a 5-year fair market renewal option. It does not contain a termination option. The Company recognized a right of use asset of $339,882 and a corresponding lease liability for this lease upon lease commencement.

For purposes of calculating the right of use asset and lease liability included in the Company’s financial statements, the Company estimated its incremental borrowing rate at 6% per annum.

Future minimum payments under the lease are as follows:

For the Year Ended December 31,
2021 (remaining)	$18,824
2022	76,482
2023	78,517
2024	80,552
2025	82,587
2026	56,132
Total lease payments	$393,094
Less: imputed interest	(52,763)
Total lease liability	$340,331

At September 30, 2021, the remaining lease term was 59 months.

For the three months ended September 30, 2021 and 2020, operating cash flows for lease payments totaled $0 and $49,889, respectively, and for the nine months ended September 30, 2021 and 2020, operating cash outflows for lease payments totaled $89,423 and $146,588, respectively. For the three months ended September 30, 2021 and 2020, operating lease cost, recognized on a straight-line basis, totaled $19,017 and $48,488, respectively, and for the nine months ended September 30, 2021 and 2020, operating lease cost, recognized on a straight-line basis, totaled $106,169 and $145,463, respectively.

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

In March 2021, two patents associated with these agreements were issued and the Company recorded, as a non-cash activity, an intangible asset and a corresponding other long-term liability of $426,937, representing the estimated present value of future payments under the licensing agreements for these two issued patents. As of March 2021, all five patents associated with the agreements were issued. At September 30, 2021 and December 31, 2020, the other long-term liability for the estimated present value of future payments under the licensing agreements was $959,408 and $552,031, respectively. The Company is accruing interest for future payments related to the issued patents associated with these agreements.

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

COVID-19 Pandemic

As of the date of these financial statements, the COVID-19 pandemic continues to spread throughout the United States and the rest of the world. The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, including, among other things, the duration and spread of COVID-19, including variants, the timing, scope and efficacy of vaccination efforts, additional governmental restrictions in response to the COVID-19 pandemic and the overall economy, all of which are highly uncertain and cannot be predicted. If the COVID-19 pandemic contributes to significant volatility in the global financial markets in the future, the Company’s ability to raise additional capital, if necessary, on acceptable terms or at all, may be impacted, though such risk has not materialized to date. If the financial markets and/or the overall economy are negatively impacted for an extended period, the Company's operating results may be materially and adversely affected.

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

Note 8 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “Plan”) and reserved shares of common stock for issuance under the Plan, which was amended effective June 16, 2021. As a result of the amendment, the number of shares authorized for issuance under the Plan increased by 500,000 shares and the Plan will now terminate on June 16, 2031, unless sooner terminated or extended by the Board. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.At September 30, 2021, 567,140 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Life
	Options	Price	(in years)
Outstanding at December 31, 2020	391,650	$5.70	8.1
Granted	81,821	$11.61
Exercised	(17,534)	$3.79
Outstanding at September 30, 2021	455,937	$6.83	7.6
Exercisable at September 30, 2021	371,901	$6.14	7.3

During the nine months ended September 30, 2021, the Company granted 31,821 stock options to Board members and 50,000 stock options to employees under the Plan. The estimated fair value of these stock options, calculated using the Black-Scholes option valuation model, was $691,728, $228,837 of which was recognized during the nine months ended September 30, 2021.

At September 30, 2021, there was $491,588 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.1 years.

Note 9 — Warrants

The Company had 1,040,248 warrants outstanding at September 30, 2021 with a weighted average exercise price of $3.92 per share, down from 2,273,369 warrants outstanding at December 31, 2020 due to the exercise of 1,233,121 warrants in the three months ended March 31, 2021. No warrants were exercised subsequent to March 31, 2021 and through September 30, 2021.

At September 30, 2021, all warrants are exercisable, although the warrants held by certain of the Company’s warrant holders may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such warrant holder does not exceed 4.99% (or, at the investor’s election, 9.99%) of the outstanding shares of the Company’s common stock.

Early Warrant Exercise Transaction

In July 2020, the Company entered into letter agreements with certain of the Company’s Series A warrant holders (the “Series A Warrant Holders”), who were previously issued warrants (the “Original Warrants”) to purchase shares of common stock of the Company. The Series A Warrant Holders agreed to the early exercise of Series A warrants pursuant to the letter agreements (the “Early Warrant Exercise Transaction”). The transaction closed in August 2020. The Company raised net proceeds of $2.5 million in the Early Warrant Exercise Transaction.

Pursuant to the letter agreements and in consideration of the Series A Warrant Holders exercising Series A warrants to purchase an aggregate of 1,176,137 shares of common stock, the Company issued to the Series A Warrant Holders new Series C warrants to purchase up to an aggregate of 705,688 shares of common stock with an exercise price of $8.90 per share and an expiration date of August 4, 2025. The estimated fair value of the Series C warrants, calculated using the Black-Scholes model, was $3.7 million on the date of issuance and was recognized as a non-cash warrant inducement expense within other income (expenses) in the statement of operations. The assumptions used in the Black Scholes model included a risk-free interest rate of 0.22%, a zero expected dividend yield, an expected life of 5 years and an expected volatility of 90%.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include, but are not limited to, statements regarding our future financial performance, business condition and results of operations and pursuing additional government funding. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "hopes," "expects," "anticipates," "estimates," "projects," "intends," "plans," "would," "should," "could," "may" or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;
●	our ability to generate revenue;
●	our limited operating history;
●	the size and growth of markets for our technology;
●	regulatory developments that may affect our business;
●	our ability to successfully develop new technologies, particularly our bidirectional bipolar junction transistor, or B-TRAN™;
●	our expectations regarding the timing of prototype and commercial fabrication of B-TRAN™ devices;
●	our expectations regarding the performance of our B-TRAN™ and the consistency of that performance with both internal and third-party simulations;
●	the expected performance of future products incorporating our B-TRAN™;
●	the performance of third-party consultants and service providers whom we have and will continue to rely on to assist us in development of our B-TRAN™ and related drive circuitry;
●	the rate and degree of market acceptance for our B-TRAN™;
●	the time required for third parties to redesign, test and certify their products incorporating our B-TRAN™;
●	our ability to successfully commercialize our B-TRAN™ technology;
●	our ability to secure strategic partnerships with semiconductor fabricators and others related to our B-TRAN™ technology;
●	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our technology;
●	the success of our efforts to manage cash spending, particularly prior to the commercialization of our B-TRAN™ technology;
●	general economic conditions and events and the impact they may have on us and our potential partners and licensees;

●	our ability to obtain adequate financing in the future, if and when we need it;
●	the impact of the novel coronavirus (COVID-19) on our business, financial condition and results of operations;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report.

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

Overview

Ideal Power Inc. is located in Austin, Texas. The Company is solely focused on the further development and commercialization of its Bidirectional bipolar junction TRANsistor (B-TRAN™) solid state switch technology.

To date, operations have been funded primarily through the sale of common stock and warrants. Total revenue generated from inception to date as of September 30, 2021 amounted to $15.8 million with approximately $12.4 million of that revenue from discontinued operations and the remainder from grant revenue for bidirectional power switch development. Revenue was $121,028 and $447,794 in the three months and nine months ended September 30, 2021, respectively, and $147,787 and $154,302 in the three and nine months ended September 30, 2020, respectively. Revenue for the three and nine months ended September 30, 2021 and 2020 related to government grants. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology.

COVID-19 Impact

As of the date of this report, the COVID-19 pandemic continues to spread throughout the United States and the rest of the world. The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, including, among other things, the duration and spread of COVID-19, including variants, the timing, scope and efficacy of vaccination efforts, additional governmental restrictions in response to the COVID-19 pandemic, and the overall economy, all of which are highly uncertain and cannot be predicted. If the COVID-19 pandemic contributes to significant volatility in the global financial markets in the future, the Company’s ability to raise additional capital, if necessary, on acceptable terms or at all, may be impacted, though such risk has not materialized to date. If the financial markets and/or the overall economy are negatively impacted for an extended period, the Company's operating results may be materially and adversely affected.

While the outbreak of COVID-19 has caused some disruption to our business, particularly in the first and second quarters of 2020, the COVID-19 pandemic has not had a material adverse impact on our operations to date. However, the COVID-19 pandemic may disrupt our business in the future and cause delays in critical development and commercialization activities and/or result in potential incremental costs associated with mitigating the effects of the COVID-19 pandemic. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the outbreak, the timing, scope and efficacy of vaccination efforts and additional actions that may be taken by governmental authorities to contain the outbreak or to treat its impact, makes it difficult to forecast the effects on our business and results of operations for the remainder of 2021 and thereafter.

Results of Operations

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020

Grant Revenues. Grant revenues for the three months ended September 30, 2021 and 2020 were $121,028 and $147,787, respectively. The grant revenues relate primarily to a $1.2 million subcontract with Diversified Technologies, Inc. (“DTI”) to supply B-TRAN™ devices as part of a two-year contract awarded to DTI by the United States Naval Sea Systems Command (“NAVSEA”) for the development and demonstration of a B-TRAN™ enabled high efficiency direct current solid state circuit breaker (“SSCB”). The program started in late June 2020. In September 2021, we entered into and began work under a $50,000 subcontract with DTI under a Phase I Small Business Innovation Research (“SBIR”) grant from the Department of Energy (“DOE”) to develop a B-TRAN™-driven low loss alternating current SSCB. We expect the grant revenue related to these subcontracts to continue over the next two quarters with minimal revenue recognized thereafter. We also expect to pursue additional government funding that may result in additional grant revenues in the future.

Cost of Grant Revenues. Cost of grant revenues for the three months ended September 30, 2021 and 2020 was $121,028 and $147,787, respectively. The cost of grant revenues relates primarily to the subcontracts with DTI discussed above and are equal to the associated grant revenues resulting in no gross profit. We expect no gross profit under the subcontracts with DTI or from other grants that we are pursuing or may pursue in the remainder of 2021.

Research and Development Expenses. Research and development expenses increased by $109,928, or 22%, to $604,476 in the three months ended September 30, 2021 from $494,548 in the three months ended September 30, 2020. The increase was due to higher contract labor for device and driver development and the expansion of internal test capabilities of $104,418 and higher personnel costs of $102,705 and other B-TRAN™ development spending of $10,166, partly offset by lower stock-based compensation expense of $107,361. We expect quarterly research and development expenses to ramp higher, as compared to the three months ended September 30, 2021, during the fourth quarter of this year and throughout 2022 as we accelerate development of our B-TRAN™ technology. Research and development expenses will be subject to quarterly variability due primarily to the timing of semiconductor fabrication costs.

General and Administrative Expenses. General and administrative expenses decreased by $157,025, or 24%, to $500,942 in the three months ended September 30, 2021 from $657,967 in the three months ended September 30, 2020. The decrease was due to lower bonus expense of $185,253, partly offset by higher other costs of $28,228. We expect general and administrative expenses to be modestly higher, as compared to the three months ended September 30, 2021, for the next few quarters.

Sales and Marketing Expenses. Sales and marketing expenses increased by $108,248 to $128,248 in the three months ended September 30, 2021 from $20,000 in the three months ended September 30, 2020. The increase was due primarily to the hiring of a Vice President of Business Development in the first quarter of 2021 and subsequent spending to work towards commercializing our B-TRAN™ technology. We expect higher sales and marketing expenses, as compared to the three months ended September 30, 2021, going forward as we engage with prospective customers and continue to work towards commercializing our B-TRAN™ technology.

Loss from Operations. Our loss from operations for the three months ended September 30, 2021 was $1,233,666 or 5% higher than the $1,172,515 loss from operations for the three months ended September 30, 2020 for the reasons discussed above.

Other Expenses. Other expenses were $5,012 for the three months ended September 30, 2021 compared to other expenses of $3,722,224 for the three months ended September 30, 2020. The other expenses in the three months ended September 30, 2020 related primarily to warrant inducement expense of $3,720,866. See “Early Warrant Exercise Transaction” below.

Net Loss. Our net loss for the three months ended September 30, 2021 was $1,238,678, or 75% lower, as compared to a net loss of $4,894,739 for the three months ended September 30, 2020, for the reasons discussed above.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

Grant Revenues. Grant revenues for the nine months ended September 30, 2021 and 2020 were $447,794 and $154,302, respectively. The grant revenues relate primarily to a $1.2 million subcontract with DTI discussed above. We expect the grant revenue related to the NAVSEA and DOE subcontracts to continue over the next two quarters with minimal revenue recognized thereafter. We also expect to pursue additional government funding that may result in additional grant revenues in the future.

Cost of Grant Revenues. Cost of grant revenues for the nine months ended September 30, 2021 and 2020 was $447,794 and $154,302, respectively. The cost of grant revenues relates primarily to the subcontracts with DTI discussed above and are equal to the associated grant revenues resulting in no gross profit. We expect no gross profit under the subcontracts with DTI or from other grants that we are pursuing or may pursue in the remainder of 2021.

Research and Development Expenses. Research and development expenses increased by $264,512, or 23%, to $1,426,049 in the nine months ended September 30, 2021 from $1,161,537 in the nine months ended September 30, 2020. The increase was due to higher contract labor for device and driver development and the expansion of internal test capabilities of $230,317 and personnel costs of $88,733, an initial license fee of $50,000 for the right to certain semiconductor technology and higher other B-TRAN™ spending of $40,813, partly offset by lower stock-based compensation expense of $145,351. We expect quarterly research and development expenses to ramp higher, as compared to the three months ended September 30, 2021,during the fourth quarter of this year and throughout 2022 as we accelerate development of our B-TRAN™ technology. Research and development expenses will be subject to quarterly variability due primarily to the timing of semiconductor fabrication costs.

General and Administrative Expenses. General and administrative expenses decreased by $48,469, or 3%, to $1,705,146 in the nine months ended September 30, 2021 from $1,753,615 in the nine months ended September 30, 2020. The decrease was due to one-time CEO search fees in 2020 of $137,968, lower stock-based compensation expense of $105,538 and lower other costs of $29,746, partly offset by higher investor relations spending of $156,103 and professional services paid in stock of $68,680. We expect general and administrative expenses to be modestly higher, as compared to the three months ended September 30, 2021, for the next few quarters.

Sales and Marketing Expenses. Sales and marketing expenses were $302,859 in the nine months ended September 30, 2021 compared to $20,000 in the nine months ended September 30, 2020. The increase was due primarily to the hiring of a Vice President of Business Development in the first quarter of 2021 and subsequent spending to work towards commercializing our B-TRAN™ technology. We expect higher sales and marketing expenses, as compared to the three months ended September 30, 2021, in the future as we engage with prospective customers and commercialize our B-TRAN™ technology.

Loss from Operations. Our loss from operations for the nine months ended September 30, 2021 was $3,434,054 or 17% higher than the $2,935,152 loss from operations for the nine months ended September 30, 2020 for the reasons discussed above.

Other Income (Expenses). Other income was $84,533 for the nine months ended September 30, 2021 compared to other expenses of $3,723,346 for the nine months ended September 30, 2020. The other income in the nine months ended September 30, 2021 related primarily to a gain on forgiveness of long-term debt of $91,407. See “PPP Loan” below. The other expenses in the nine months ended September 30, 2020 related primarily to warrant inducement expense of $3,720,866. See “Early Warrant Exercise Transaction” below.

Net Loss. Our net loss for the nine months ended September 30, 2021 was $3,349,521, or 50% lower, as compared to a net loss of $6,658,498 for the nine months ended September 30, 2020, for the reasons discussed above.

Liquidity and Capital Resources

We currently generate grant revenue only and expect grant revenue to be our only source of revenue for 2021. We have incurred losses since inception. We have funded our operations to date through the sale of common stock and warrants.

At September 30, 2021, we had cash and cash equivalents of $24.5 million. Our net working capital at September 30, 2021 was $24.1 million. We had no outstanding debt at September 30, 2021.

Operating activities in the nine months ended September 30, 2021 resulted in cash outflows of $2,992,743, which were due to the net loss for the period of $3,349,521 and a non-cash gain on loan forgiveness of $91,407, partly offset by stock-based compensation of $247,512, depreciation and amortization of $113,607, stock issued for services of $68,680, favorable balance sheet timing of $17,858 and patent impairment charges of $528. Operating activities in the nine months ended September 30, 2020 resulted in cash outflows of $2,303,639, which were due to the net loss for the period of $6,658,498, partly offset by warrant inducement expense of $3,720,866, stock-based compensation of $434,782, depreciation and amortization of $86,368, stock issued for services of $50,000, patent impairment charges of $18,235 and favorable balance sheet timing of $44,608. We expect a modest ramp up in cash outflows from operating activities during the fourth quarter of this year and throughout 2022 as we accelerate development and commercialization of our B-TRAN™ technology.

Investing activities in the nine months ended September 30, 2021 and 2020 resulted in cash outflows of $182,801 and $48,243, respectively, for the acquisition of intangible assets and fixed assets.

Financing activities in the nine months ended September 30, 2021 resulted in cash inflows of $21,204,609 from the net proceeds from our February 2021 Offering and $3,301,226 from the exercise of warrants and stock options. Financing activities in the nine months ended September 30, 2020 resulted in cash inflows of $3,063,425 and included net proceeds from the exercise of warrants of $2,972,018 and proceeds from loans of $91,407.

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

Early Warrant Exercise Transaction

In July 2020, we entered into letter agreements (the “Letter Agreements”) with certain of our Series A warrant holders (the “Series A Warrant Holders”), who were previously issued warrants (the “Original Warrants”) to purchase shares of our common stock. The Series A Warrant Holders agreed to the early exercise of their Original Warrants pursuant to the Letter Agreements (the “Early Warrant Exercise Transaction”). The transaction closed in August 2020. We raised net proceeds of $2.5 million in the Early Warrant Exercise Transaction. We utilized the net proceeds from the Early Warrant Exercise Transaction to fund commercialization and development of our B-TRAN™ technology and general corporate and working capital purposes.

Pursuant to the Letter Agreements, in consideration of the Series A Warrant Holders exercising Original Warrants to purchase an aggregate of 1,176,137 shares of common stock, we issued to the Series A Warrant Holders new Series C warrants (the “New Warrants”) to purchase up to an aggregate of 705,688 shares of common stock, which is equal to 60% of the shares underlying the Original Warrants included in the Transaction. The New Warrants have an exercise price of $8.90 per share and an expiration date of August 4, 2025. The estimated fair value of the New Warrants was $3.7 million on the date of issuance and was recognized as a non-cash warrant inducement expense within other income (expenses) in our statement of operations.

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

Critical Accounting Policies

There have been no significant changes during the nine months ended September 30, 2021 to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Off-Balance Sheet Transactions

As of September 30, 2021, we did not have any off-balance sheet transactions.

Trends, Events and Uncertainties

There are no material changes from trends, events or uncertainties disclosed in our 2020 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial and accounting officer) of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021 and has concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated November 12, 2021	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer