Form 10-K
period 2021-12-31
Ideal Power Inc.
filed 2022-03-25
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-36216

IDEAL POWER INC.

(Exact name of registrant as specified in its charter)

DELAWARE	14-1999058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5508 Highway 290 West, Suite 120

Austin, Texas 78735

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $74,578,861 as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last sales price reported for such date on The Nasdaq Capital Market. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant’s common equity are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2022, the issuer had 5,903,797 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2022 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND

OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "hopes," "expects," "anticipates," "estimates," "projects," "intends," "plans," "would," "should," "could," "may" or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;
●	our ability to generate revenue;
●	our limited operating history;
●	the size and growth of markets for our technology;
●	regulatory developments that may affect our business;
●	our ability to successfully develop new technologies, particularly our bidirectional bipolar junction transistor, or B-TRAN™;
●	our expectations regarding the timing of commercial fabrication of B-TRAN™ devices;
●	our expectations regarding the performance of our B-TRAN™ and the consistency of that performance with both internal and third-party simulations;
●	the expected performance of future products incorporating our B-TRAN™;
●	the performance of third-party consultants and service providers whom we have and will continue to rely on to assist us in development and commercialization of our B-TRAN™ and related drive circuitry;
●	the rate and degree of market acceptance for our B-TRAN™;
●	the time required for third parties to redesign, test and certify their products incorporating our B-TRAN™;
●	our ability to successfully commercialize our B-TRAN™ technology;
●	our ability to secure strategic partnerships with semiconductor fabricators and others related to our B-TRAN™ technology;
●	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our technology;
●	the success of our efforts to manage cash spending, particularly prior to the commercialization of our B-TRAN™ technology;
●	general economic conditions and events and the impact they may have on us and our potential partners and licensees;
●	our ability to obtain adequate financing in the future, if and when we need it;

●	the impact of the novel coronavirus (COVID-19) on our business, financial conduction and results of operations;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report.

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

We are solely focused on the further development and commercialization of our Bidirectional bipolar junction TRANsistor (B-TRAN™) solid-state switch technology.

To date, operations have been funded primarily through the sale of common stock and warrants and we have generated $3.5 million in grant revenue for bidirectional power switch development. Grant revenue was $576,399 and $428,129 in the years ended December 31, 2021 and 2020, respectively. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology. We are in the process of commercializing our B-TRAN™ technology.

COVID-19 Impact

As of the date of this report, the COVID-19 pandemic continues to spread throughout the United States and the rest of the world. The ultimate extent of the impact of COVID-19 on our financial performance will depend on future developments, including, among other things, the duration and spread of COVID-19 and its related variants, the timing, scope and efficacy of vaccination efforts, additional governmental restrictions in response to the COVID-19 pandemic, and the overall economy, all of which are highly uncertain and cannot be predicted. If the COVID-19 pandemic contributes to significant volatility in the global financial markets in the future, our ability to raise additional capital, if necessary, on acceptable terms or at all, may be impacted, though such risk has not materialized to date. If the financial markets and/or the overall economy are negatively impacted for an extended period, our operating results may be materially and adversely affected.

While the COVID-19 pandemic has caused some disruption to our business, particularly in the first and second quarters of 2020, the COVID-19 pandemic has not had a material adverse impact on our operations to date. However, the COVID-19 pandemic may disrupt our business in the future and cause electrical component shortages and unavailability, difficulties in securing fabrication capacity, delays in critical development and commercialization activities and/or result in potential incremental costs associated with mitigating the effects of the COVID-19 pandemic. There has been a significant disruption in the supply chain for semiconductors due both to the COVID-19 pandemic and increased demand for semiconductors. While this disruption has not materially impacted us to date, it may materially and adversely impact us in the future. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus and its related variants, the duration of the pandemic, the timing, scope and efficacy of vaccination efforts and additional actions that may be taken by governmental authorities in response to the pandemic, makes it difficult to forecast the effects on our business and results of operations for 2022 and thereafter. See “Item 1A: Risk Factors – Risks Related to the Company – Our business, including our supply chain, liquidity, financial condition and financial results may be adversely disrupted and impacted due to COVID-19 pandemic.”

Public Offering

In February 2021, we issued and sold 1,352,975 shares of our common stock, including 176,475 additional shares of common stock pursuant to the exercise of the underwriter’s option to purchase additional shares in full, in an underwritten public offering at a price of $17.00 per share (the “Public Offering”). The net proceeds to us from the Public Offering were $21.2 million. We intend to use the net proceeds from the Public Offering to fund commercialization and development of our B-TRAN™ technology and general corporate and working capital purposes.

Test and Evaluation Agreements

During the second half of 2021 and in the first quarter of 2022, we announced several test and evaluation agreements with prospective customers, including a top 10 global automaker, a top 10 global provider of power conversion solutions to the solar industry, a global diverse power management market leader, a commercial electric vehicle (“EV”) manufacturer and an EV charging company. These companies, along with other and future participants in our test and evaluation program, intend to test and evaluate the B-TRAN™ for use in their applications. We expect to incorporate the feedback from these customers into our future commercial products.

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

Power semiconductors are mostly used in power conversion such as in changing voltages and frequencies, as well as changing direct current (“DC”) to alternating current (“AC”) and AC to DC. Power semiconductors play an indispensable role in accurately driving motors from low to high speeds, controlling the voltage and flow of electricity in electric and hybrid electric vehicles, supplying power grids with power generated from solar cells or wind turbines with less power loss, and providing a stable source of electricity to various home appliances and electrical equipment. In recent years, there has been a greater demand for energy-savings and power consumption reductions and growing demand for electric vehicles and, as a result, the need for power semiconductors that minimize power loss has been increasing.

Power semiconductors are solid-state devices that act as a switch without any mechanical movement. Solid-state devices are completely made from a solid material, typically silicon, and their flow of charges is confined within this solid material. The term solid-state is often used to show a difference from the earlier technologies of vacuum and gas-discharge tube devices and also to exclude the conventional electro-mechanical devices such as relays, switches, hard drives and other devices with moving parts. Solid-state devices are typically smaller, lighter and faster acting than electro-mechanical devices.

The global power semiconductor market may be categorized by component, material, end-use and geography. Based on component, the market includes power metal-oxide semiconductor field-effect transistors (“MOSFETs”), thyristors, rectifiers, bipolar junction transistors, insulated gate bipolar transistors (“IGBTs”) and power diodes. With respect to material, the power semiconductor market is split several ways into silicon, germanium, silicon carbide and gallium nitride.

The end-use market is classified into automotive, industrial, renewable energy, telecommunication, consumer electronics, aerospace and defense, healthcare and others. Among these, automotive electronics accounts for significant consumption of power semiconductors. The number of semiconductors in vehicles has surged in recent years with the rising adoption of electric vehicles and hybrid electric vehicles. Further, the advent of drive-by-wire or x-by-wire technologies have led to a rise in number of electric components in vehicles over mechanical vehicle parts. This rise helps reduce vehicle weight which is directly related to improved fuel efficiency and reduced vehicular emissions. The heavy consumption of power semiconductors across several end-use markets such as industrial, automotive, consumer electronics and renewable energy is a key growth driver of the power semiconductor market.

The telecommunications market is also a significant end-user of power semiconductors. This segment displays demand for radio frequency power amplifiers and IGBTs among others. With the launch of 5G, the demand for power semiconductors has increased.

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

Leading players in the global power semiconductor market include Infineon Technologies AG, Texas Instruments, ON Semiconductor, Fuji Electric Co. Ltd., ST Microelectronics N.V., Mitsubishi Electric Group, Semikron International GmbH, and Toshiba Corporation. While these companies are potential competitors, they are also potential licensees for our B-TRAN™ technology as there is not, to our knowledge, a high-efficiency bidirectional design available in the market. See “—Competition.”

There are a limited number of semiconductor fabrication development facilities in the United States and abroad. Furthermore, in 2021 and thus far in 2022 there has been insufficient fabrication capacity for, and shortages of, certain semiconductor devices and related electronic components, although this has not materially impacted us to date.

Our Technology

To further improve the performance of bidirectional technologies and products, we identified the need for a true bidirectional power switch and applied for and, in 2012, received a grant from the U.S. Department of Energy’s Advanced Research Projects Agency-Energy (“ARPA-E”) to develop a bidirectional solid-state power switch. At the outset, our efforts under the ARPA-E grant were focused on the development of, including the manufacturing process development for, a bidirectional insulated gate bipolar transistor (“BD-IGBT”). Although work on BD-IGBTs had previously been done by others in research labs, it was a technology that had not yet been commercialized.

A bidirectional circuit incorporates multiple IGBTs, which are power switches used in the process to convert power from one current form to another. IGBTs switch current in only one direction and require the use of a blocking diode to prevent current from flowing back through the device. To enable a product to perform bidirectional power conversion, for each IGBT and diode used in a circuit, a second IGBT and diode must also be utilized. These additional components add voltage drops that affect the electrical efficiency of end-use products and generate heat that must be dissipated. To eliminate the need to utilize four devices to create one bidirectional switch and to improve the performance of bidirectional switching, a true bidirectional switch is necessary. While we initially focused on the development of a BD-IGBT under the ARPA-E grant, we shifted our focus under the grant to the development of a new, highly efficient power switch called a bidirectional bipolar junction transistor, or B-TRAN™, that we believe will allow product manufacturers to substitute one B-TRAN™ for two pairs of IGBTs and diodes used in bidirectional circuits in their products and, more importantly, be a potential replacement for conventional power switches, such as IGBTs, in the broader power semiconductor market. The B-TRAN™ leverages many of the same processing steps we had developed for the BD-IGBT while also providing certain key advantages including patentability, reduced component count and higher efficiency compared to a BD-IGBT.

Based on third-party device software simulations and prototype testing to date, we believe that the B-TRAN™ can significantly improve electrical efficiency in power converters and many other power conversion applications. Compared to conventional power switches, such as IGBTs, we believe the B-TRAN™ will reduce power losses by 50% or more depending on the application. The higher efficiency would substantially reduce the heat generated by the operation of products utilizing this technology. As a result, products incorporating B-TRANs™ would have lower thermal management requirements. This in turn would require significantly smaller surface area required for heat dissipation which would enable increased power density, or power per pound, and potentially result in smaller original equipment manufacturer, or OEM, products. In addition, B-TRAN™’s symmetric bidirectional operation reduces the number of components by 75% as compared to a conventional bidirectional switch utilizing IGBTs and diodes. This highly efficient and, we believe, unique symmetric operation will potentially provide a strong competitive advantage in bidirectional applications which are growing at rapid rates due to the electrification of transportation and the shift to renewable energy coupled with energy storage.

Our testing of B-TRAN™ silicon dies and prototypes to date is consistent with third-party simulations that predict significant performance and efficiency improvements over conventional power switches such as silicon-controlled rectifiers (“SCRs”), IGBTs and MOSFETs. We have also successfully confirmed the proof of concept of double-sided B-TRAN™ prototypes, validating the ability to make B-TRAN™ semiconductor power switches using conventional silicon semiconductor fabrication equipment and processes. Test results on the standard double-sided prototypes measured B-TRAN™ electrical losses at less than 50% that of conventional power switches such as silicon IGBTs.

As part of the B-TRAN™ development process and in partnership with our semiconductor fabrication partners, we continue with additional B-TRAN™ wafer runs, incorporating the results of prior runs and subsequent testing into the B-TRAN™ wafer fabrication. With the double-sided transistor behavior and low conduction losses measured and upgrades and improvements in the manufacturing process implemented, the next goal is to deliver packaged, prototype engineering samples for testing and evaluation by potential customers and partners. These samples will include a new packaging design, incorporating input from a design for manufacturability review from a commercial packaging house. The samples will also include a second-generation prototype driver. Initial samples will be packaged B-TRAN™ dies with the prototype driver. The coupling of packaged devices with a driver will form the basis of an intelligent power module. Feedback from potential customers in the test and evaluation program will be incorporated into an intelligent power module for commercialization.

The primary raw material used in the fabrication of B-TRAN™ devices is silicon wafers. Silicon is abundant and the production of silicon wafers is a large, global business with most manufacturers in Europe and Asia.

Business Strategy and Target Markets

Once we have delivered engineering samples of packaged B-TRAN™ devices with a driver to potential customers and partners for testing and evaluation for use in their applications, we intend to engage these potential customers and partners for B-TRAN™ utilizing a strategic partnership model.

Potential target markets for B-TRAN™ devices include, but are not limited to, electric and hybrid electric vehicles, electric vehicle charging, renewable energy and energy storage system power converters, uninterruptible power supplies (“UPS”) for data centers, industrial motor drives, solid-state circuit breakers, distribution and transmission switches and controls and other industrial and military markets. These markets typically utilize IGBTs for power switching in their applications. According to Mordor Intelligence, the IGBT market in 2020 was valued at $6 billion and is projected to be valued at $11 billion by 2026. We expect to initially target large and growing segments of the IGBT market, such as electric vehicles, electric vehicle charging, renewable energy, data center UPS systems and solid-state circuit breakers. We expect the B-TRAN™ to provide a competitive advantage in several IGBT markets due to its higher expected efficiency and inherent bidirectionality, the growth in bidirectional applications such as electric vehicles and energy storage, and as it seems the IGBT has almost reached its technological limit. We began to commercialize our B-TRAN™ technology in 2021 as we reached agreements with several potential customers and partners to participate in our B-TRAN™ test and evaluation program. See “Test and Evaluation Agreements” above.

Intellectual Property

We rely on a combination of patents, trade secrets, laws that protect intellectual property, confidentiality procedures and contractual restrictions with our employees and others to establish and protect our intellectual property rights. As of December 31, 2021, we had 38 U.S. and 27 foreign issued patents as well as 26 additional pending U.S. and international patent applications on our B-TRAN™ technology. Our first B-TRAN™ patent issued in 2015 and our patents generally have a 20-year life from the date of initial filing prior to expiration. We expect to continue to build our patent estate for our B-TRAN™ technology and other technological developments that broaden the scope of our technology platform.

License Agreements

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

As of March 2021, all five patents associated with the agreements were issued. At December 31, 2021 and 2020, the corresponding long-term liability for the estimated present value of future payments under the licensing agreements was $917,100 and $552,031, respectively.

Competition

We will compete against well-established incumbent power semiconductor device suppliers, including companies that already operate at a large scale in the single-sided (uni-directional) power switch market with IGBTs and MOSFETs, including silicon carbide MOSFETs. We expect that these power semiconductor device providers will base their products on current technologies serving the uni-directional power switch market, although we continue to monitor the competitive landscape for offerings or potential offerings based on new technologies. Many, if not all of our competitors, have greater financial resources, more comprehensive product offerings, broader market presence, longer standing relationships with business partners, longer operating histories, greater manufacturing capabilities, stronger brand recognition, and greater marketing resources than we have. To date, we are not aware of any offerings or potential offerings based on a true high efficiency bidirectional design other than potential products based on our B-TRAN™ technology.

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

Government Approval and Regulation

Government approval is not required for us to license our B-TRAN™ technology or sell B-TRAN™ devices. However, government support for certain of our potential target markets including electric and hybrid electric vehicles, electric vehicle charging infrastructure, renewable energy, grid storage and improved grid resiliency may impact the size and growth rate of these potential target markets. There has been a trend in both the United States and abroad to support the adoption of electric vehicles and renewable energy due to increased concern regarding the effects of climate change. For example, the Biden administration recently announced its plan to award nearly $5 billion over five years to build thousands of electric vehicle charging stations as part of a $1 trillion infrastructure bill passed in late 2021. Government support for our potential target markets could have a material and positive impact on our business if our B-TRAN™ technology is successfully commercialized in these markets.

Employees

As of February 28, 2022, we had 7 employees, all of whom are full-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

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

We have a limited operating history that makes it difficult to evaluate our business. Our focus is on the development and commercialization of our B-TRAN™ technology. We cannot say with certainty when we will commercialize our B-TRAN™ technology, if ever, and thus we may not generate any product revenue in the near future, or ever.

Since inception, we have sustained approximately $79.9 million in net losses and we had net losses for the years ended December 31, 2021 and 2020 of approximately $4.8 million and $7.8 million, respectively. We expect to incur losses and negative cash flows from operating activities at least until such time as we have commercialized our B-TRAN™ technology and developed a substantial and stable revenue base. We cannot assure you that we can develop a substantial and stable revenue base or achieve or sustain profitability in the future.

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

Prototype and other pre-commercial, as well as product, development and testing may be subject to unanticipated and significant delays, expenses and technical or other problems. We cannot guarantee that we will successfully achieve our milestones within our planned timeframe or ever. We have developed and tested prototypes of B-TRAN™ devices. We cannot predict whether future prototypes of the B-TRAN™ and B-TRAN™ products will achieve results consistent with our prototype testing to date, expectations, third-party simulations or the expectations of our potential customers and/or licensees. A prototype or product could cost significantly more than expected or the prototype or product design fabrication process could uncover problems that are not consistent with our expectations. Prototypes of B-TRAN™ devices are a material part of our business plan, and if they are not proven to be successful, our business and prospects would be harmed. In addition, for both testing and commercialization purposes, the B-TRAN™ will need to be packaged and paired with an efficient double-sided driver. The driver development, which is underway, is subject to similar risks as the B-TRAN™ prototype and product development including being subject to unanticipated and significant delays, expenses and technical or other problems.

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

Our semiconductor fabrication partners may be unable to successfully and cost-effectively develop and implement new process steps necessary for bidirectional semiconductor device development at scale.

While the manufacturing of B-TRAN™ devices uses conventional equipment and process steps, there is heightened risk in the fabrication process due to the handling and processing of both sides of the wafer and achieving the required front to back alignment of the features. Two-sided wafer processing and handling is necessary as the B-TRAN™, unlike conventional power semiconductor devices, is a two-sided bidirectional device. In addition, the cost to manufacture a B-TRAN™ will be impacted by the number of process steps, the processing time and the size of the wafer. To date, B-TRAN™ prototypes under development have utilized smaller 4-inch and 5-inch diameter wafers resulting in fewer die per wafer. As a result, the cost per die is higher than if larger diameter wafers were utilized. For example, if an 8-inch wafer was used it would have four times the area and thus could produce four times as many die as a 4-inch wafer, or two and one half times the area and produce two and one half times as many die as a 5-inch wafer, resulting in a lower cost per die. If our semiconductor fabrication partners are unable to successfully and cost-effectively develop and implement new process steps necessary for bidirectional semiconductor device development at the prototype stage or at scale, our business, financial condition and results of operations would be materially and adversely affected.

There are a limited number of semiconductor fabrication development facilities in the United States and abroad. Furthermore, in 2021 and thus far in 2022 there has been insufficient fabrication capacity for, and shortages of, certain semiconductor devices and related electronic components, although this has not materially impacted us to date. Continued or further disruptions to the supply chain for semiconductors and related electronic components could delay our critical development and commercialization activities and/or result in significantly higher costs for us for semiconductor components and/or semiconductor foundry and related services. This risk is magnified for us as a small company as we are at a disadvantage relative to larger, more established companies in securing semiconductor fabrication capacity as we do not have longstanding relationships with semiconductor foundries and, as a new technology, it will take time to scale to the volume necessary to attract and retain certain semiconductor foundries. There are also a limited number of well-capitalized semiconductor fabricators working with the small diameter wafers necessary for our current development. Our inability to engage such partners in a cost-effective manner, the loss of any fabrication development partner once engaged or industry supply chain disruptions may materially delay our development efforts and may have a materially adverse effect on our business, financial condition and results of operations.

We, or our potential future licensees, must achieve design wins to obtain customers, although design wins achieved may not necessarily result in substantial sales or licensing revenue to us.

We anticipate that our future designs will typically be integrated into systems by our potential customers. This may result in the need to customize our designs, generally the packaging and/or driver rather than the B-TRAN™ die, for certain applications or customers. We will need to work with semiconductor partners and/or manufacturers early in their design cycles to ensure that our designs will meet the requirements of their systems. Manufacturers typically choose one or two vendors to provide the components for use in their systems. Selection as one of these vendors is called a design win. It is critical that we, or our licensees, achieve these design wins in order to obtain customers and generate sales and/or licensing revenue. We currently have a test and evaluation program whereby certain potential customers will be testing our B-TRAN™ technology for use in their applications. We can provide no assurance that participation by a potential customer in our test and evaluation program will result in a design win.

We believe that equipment manufacturers often select their suppliers based on factors including long-term relationships and end user demand. Accordingly, we may have difficulty achieving design wins from equipment manufacturers as our products will be new entrants into the market. Our efforts to achieve design wins or assist our potential future licensees in achieving design wins may be time consuming and expensive and may not be successful. If we or our potential future licensees are not successful in achieving design wins, or if we or our potential future licensees do achieve design wins but the customers’ systems that utilize our designs are not successful, our business, financial condition, and results of operations could be materially and adversely impacted.

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

Once a manufacturer chooses a component for use in a particular system, it is likely to retain that component for the life of that system. In addition, the sales cycle into certain potential target markets such as the automotive market are typically very long. Our future growth could experience material and prolonged adverse effects if we fail to achieve design wins or if the design wins do not result in substantial revenue for us within a reasonable timeframe.

We previously received grant funds from the United States for the development of a bidirectional switch. In certain instances, the United States may obtain title to inventions related to this effort. If we were to lose title to those inventions, we may have to pay to license them from the United States in order to manufacture the inventions. If we were unable to license those inventions from the United States, it could slow down our product development.

In conjunction with the ARPA-E grant we received from the Department of Energy, we granted to the United States a non-exclusive, nontransferable, irrevocable, paid-up license to practice or have practiced for or on behalf of the United States inventions related to a bidirectional switch and made within the scope of the grant. If we failed to disclose to the Department of Energy an invention made with grant funds that we disclosed to patent counsel or for publication, or if we elect not to retain title to the invention, the United States may request that title to the subject invention be transferred to it.

We also granted “march-in-rights” to the United States in connection with any bidirectional switch inventions in which we choose not to retain title, if those inventions were made under the ARPA-E grant. Pursuant to the march-in-rights, the United States has the right to require us, any person to whom we have assigned our rights, or any exclusive licensee to grant a non-exclusive, partially exclusive, or exclusive license in any field of use to a responsible applicant upon terms that are reasonable. If the license is not granted as requested, the United States has the right to grant the license if it determines that we have not achieved practical application of the invention in the field of use, the action is necessary to alleviate health or safety needs, the action is necessary to meet requirements for public use specified by Federal regulations and such requirements have not been satisfied, or the action is necessary because an agreement to manufacture the invention in the United States has not been obtained or waived or because any such agreement has been breached.

If we lost title to the United States as a result of any of these events, we would have to pay to license the inventions, if needed, from the United States to manufacture the applicable bidirectional switch. If we were unable to license those inventions from the United States, it could materially and adversely impact our business, financial condition and results of operations.

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

Our success depends in large part on our proprietary technology for which we seek protection under patent, copyright, trademark and trade secret laws in the United States and abroad. Such protection is also maintained in part using proprietary information and inventions agreements and non-disclosure agreements. The agreements we use in an effort to protect our intellectual property, confidential information, and other unpatented proprietary information may be ineffective or insufficient to prevent unauthorized use or disclosure of such trade secrets and information. A party to one of these agreements may breach the agreement and we may not have adequate remedies for such breach. As a result, our trade secrets, confidential information, and other unpatented proprietary rights and information may become known to others, including our competitors. Using third-party manufacturers, both domestically and abroad, may increase the risk of misappropriation of our trade secrets, confidential information and other unpatented proprietary information. Protection of our technology is important to us so that we may offer our future customers proprietary products unavailable from our competitors, and so that we may prevent our competitors from using technology that we have developed or exclusively licensed. If we are unable to effectively protect our intellectual property, our business and competitive position may be adversely affected.

We may license our technology in the future; however the terms of any such agreements may not prove to be advantageous to us. If the license agreements we may enter into do not prove to be advantageous to us, our business and results of operations will be adversely affected.

Although we intend to initially employ a product sales strategy for products incorporating our B-TRAN™ technology, we also expect to employ a licensing strategy for the production and potentially the sale of our future B-TRAN™ products in certain instances. However, we may not be able to secure license agreements with semiconductor fabrication partners or other strategic partners at all or on terms that are advantageous to us. Furthermore, the timing and volume of revenue earned from license agreements will be outside of our control. If the license agreements we may enter into in the future do not prove to be advantageous to us, our business and results of operations will be adversely affected.

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

Our development efforts are highly dependent on third-party resources for semiconductor expertise and manufacturing. These third-party resources include experts in power semiconductor switches and drivers, semiconductor fabrication suppliers, and other resources within the power switch ecosystem. The loss of one or more of our third-party consultants could have a material adverse effect on the timing of our development efforts which could, in turn, result in our business and results of operations being adversely affected. We also rely on our semiconductor fabrication partners to develop prototype and, in the future, commercial devices and modules. There can be no assurance that these manufacturing partners will provide devices and/or modules in a timely and cost-efficient manner, provide quality devices and/or modules or otherwise meet our needs and expectations. Our ability to manage such relationships and timely replace such partners, if necessary, is critical to our success. The loss of and our failure to timely replace consultants, fabrication partners and other suppliers within the power switch ecosystem, should that become necessary, could materially and adversely affect our results of operations and relations with our partners and future customers. See also “—Our semiconductor fabrication partners may be unable to successfully and cost-effectively develop and implement new process steps necessary for bidirectional semiconductor device development at scale.”

Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs.

We currently rely upon the facilities of our semiconductor fabricator partners in the western United States, including California, to support our business as well as vendors throughout the United States and abroad to supply silicon wafers and other materials and processing and engineering capabilities and expertise. In 2021 and thus far in 2022, there have been global industry-wide logistics challenges, including those caused by COVID-19 outbreaks. While these logistics challenges have caused some disruption in our business, these disruptions have been manageable and their impact on us has not been significant to us to date. Future facility closures and/or disruptions may occur if additional COVID-19 breakouts occur in areas where we rely on third parties.

We and certain of our suppliers also rely on international shipping to transport wafers, circuit boards and other electronic components to us and our other suppliers. During the year ended December 31, 2021, international shipping to the U.S. was disrupted and delayed due to congestion in west coast ports. Continued or additional delays in shipping may cause us or our suppliers to have to use more expensive air freight or other more costly methods. In addition, global inflation has contributed to already higher incremental freight and component costs and such inflation may continue to result in higher costs. Logistics delays could result in delays to critical development activities. Further, failure to adequately fabricate and timely ship our prototypes and, when commercially available, products to potential customers could lead to delays in their testing and evaluation and/or adoption of our technology, lost potential revenue, failure to meet customer demand and strained relationships with customers.

Despite our actions to mitigate these impacts, we may be impacted by global logistics challenges in 2022.

Our business, including our supply chain, liquidity, financial condition and financial results may be materially adversely disrupted and impacted due to the COVID-19 pandemic.

In 2020 and 2021, the COVID-19 pandemic drove global uncertainty and disruption and spread throughout the geographic region in which we operate our business and the geographic regions where our suppliers, business partners and potential customers are located. While the COVID-19 pandemic caused some disruption to our business, particularly in the first and second quarters of 2020, the COVID-19 pandemic has not had a material adverse impact on our operations to date. Potential financial impacts associated with the COVID-19 pandemic include, but are not limited to, delays in critical development and commercialization activities, including delays due to supply chain disruptions, and temporary and potential incremental costs associated with mitigating the effects of the COVID-19 pandemic, including increased freight and logistics costs and other expenses. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus and its related variants, the duration of the pandemic, the timing, scope and efficacy of vaccination efforts and additional actions that may be taken by governmental authorities in response to the pandemic, makes it difficult to forecast any effects on our results of operations for 2022 and thereafter.

Furthermore, we rely upon the facilities of our semiconductor fabricator partners in the western United States, including California, to support our business as well as vendors throughout the United States and abroad to supply silicon wafers and other materials and processing and engineering capabilities and expertise. Accordingly, a significant portion of our supply chain is located in California and other locations domestically and abroad where the COVID-19 impacts have been, and may continue to be, significant. We may also increasingly utilize partners abroad and the impact of the COVID-19 pandemic on these partners, and thereby to us, cannot be predicted at this time. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus and its related variants, including, among others, restrictions on manufacturing and the movement of employees in many states or regions of these countries. As a result of COVID-19 and the measures designed to contain the spread of the virus and its related variants, our suppliers may not have the materials, capacity, or capability to supply us the components needed to continue our development efforts according to our schedule. Any reduction in manufacturing or supply capacity may reduce or even halt the supply of necessary components needed for us to continue these activities. Further, there may be logistics issues, including our ability and our supply chain’s ability to operate, and transportation demands that may cause further delays. See also “—Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs.” If our suppliers’ operations are curtailed, we may need to seek alternate sources of supply, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain, each of which would affect our results of operations. While disruptions and restrictions on the ability to travel, quarantines, and temporary closures of the facilities of our suppliers, as well as general limitations on movement in the region have occurred and may occur in the future, the duration of any potential production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should production and distribution closures occur, the impact on our supply chain could have a material adverse effect on our results of operations, financial condition and cash flows. See “—Risks Related to the Company—Our semiconductor fabrication partners may be unable to successfully and cost-effectively develop and implement new process steps necessary for bidirectional semiconductor device development at scale.” The COVID-19 pandemic may also delay the commercialization of our B-TRAN™ technology, which would materially and adversely affect our business and operating results.

Our operating results could also be adversely affected to the extent that the COVID-19 pandemic continues to harm the United States economy in general. In addition, the COVID-19 pandemic has adversely affected the global economy and caused volatility in the financial markets, which could result in a continued economic downturn, and could also adversely impact our operations, including among others, our development activities, supply chain and commercialization plan and could have an adverse impact on our business and our financial results. See also “—We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on commercially reasonable terms or at all.”

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on commercially reasonable terms or at all.

We have and, prior to profitable commercialization at scale, may continue to rely on raising funds from investors and/or other sources to support our research and development activities and execute our business plan. Macro-economic conditions in the United States and abroad may result in a tightening of the credit markets and/or less capital available for small public companies, which may make it more difficult for us to raise capital on commercially reasonable terms or at all. Also, the COVID-19 pandemic has caused significant volatility in the global financial markets, which could increase the cost of capital and adversely impact our ability to raise additional capital, which could negatively affect our liquidity in the future. If we are unable to raise funds on acceptable terms if and as needed, we may be forced to curtail our operations or even cease operating altogether. Therefore, unfavorable macroeconomic conditions, particularly in the United States, including as a result of COVID-19, and any resulting recession or slowed economic growth, could have an outsized negative impact on us. This may seriously harm our business, financial condition and results of operations.

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

A factor that could negatively impact our ability to obtain government grants is that our technology is still in a relatively early stage of development. If, in the future, grant agencies determine that our technological readiness is not sufficiently advanced for a funded demonstration incorporating B-TRAN™ or potential partners determine that our technological readiness is not sufficient to partner with us on grant proposals, we may be unable to obtain additional government grants. Overall, there is a high degree of uncertainty in obtaining grants, particularly for technologies that have not been demonstrated with device samples, and we can provide no assurance that we will be able to obtain additional government grants to offset a significant, or any, portion of our development spending. If we do not obtain additional grants or our efforts to obtain additional grants take longer than expected to be successful, we will need to rely on other means to fund our development.

We are highly dependent on the services of key members of our management and technical teams. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.

Our ability to implement our business plan depends, to a critical extent, on the continued efforts and services of key members of our management and technical teams. If we unexpectedly lose the services of any of these persons during this important time in the development and commercialization of our B-TRAN™ technology, the loss may result in a delay in the implementation of our business plan and plan of operations. We can give no assurance that we could find satisfactory replacements for these individuals on terms that would not be unduly expensive or burdensome to us. We do not currently carry a key-man life insurance policy that would assist us in recouping our costs in the event of the death or disability of any of these persons.

In addition, as a small team we will need additional commercial and semiconductor expertise to successfully develop products and commercialize our technology. We can give no assurance that we will be able to identify and secure the necessary expertise at the appropriate time or at all.

Our operating results for any quarterly reporting period may fluctuate significantly depending on the timing and pace of our development spending and costs to commercialize our technology.

Our research and development costs may vary significantly from quarter to quarter depending on the current phase of development and commercialization of our technology and the timing of pre-commercial semiconductor fabrication, commercial production and revenue generation and negotiations with potential strategic partners. We also may intentionally accelerate our development costs or may be faced with unexpected delays or challenges with development that could significantly impact our operating results. Significant adverse fluctuations in our research and development spending and other operating costs from period to period could adversely affect the market price for our common stock.

New technologies in the power semiconductor switch industry may supplant our technology in this market, which would harm our business and operations, and we may not be able to compete effectively in this industry and with any such new technologies.

The power semiconductor switch industry is subject to significant technological change. Our future success will depend on the cutting-edge relevance of our technology, and thereafter on our ability to appropriately respond to changing technologies and changes in function of products and product quality. If new technologies supplant our technology, our business would be adversely affected and we will have to revise our plan of operation.

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

We have net operating loss carryforwards due to prior period losses generated before January 1, 2022 which if not utilized will begin to expire in 2031 for net operating loss carryforwards prior to 2018 and which do not expire for net operating loss carryforwards for 2018 and thereafter. If we are unable to generate sufficient taxable income to utilize our net operating loss carryforwards, pre-2018 carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

The market price for our shares has experienced significant price and volume fluctuations. We cannot predict whether the price of our common stock will rise or fall. Our stock price may be significantly affected by factors such as, among others:

●	variations in the volume of trading activity;
●	actual or anticipated fluctuations in our liquidity, financial condition and operating results;

●	quarterly and yearly operating results compared to market expectations;
●	quarterly and yearly operating results of other companies in our industry compared to market expectations;
●	general trends in markets we expect to serve;
●	competition from existing products or new products that may emerge;
●	future announcements concerning our business or our competitors’ businesses;
●	additions or departures of key management or other technical personnel;
●	the public’s reaction to our press releases, other public announcements and filings with the Securities and Exchange Commission (the “SEC”);
●	issuances or sales, or expected issuances or sales, of our capital stock;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	litigation involving us, our general industry or both; and
●	changes in state or federal regulations affecting us and our industry.

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

We are authorized to issue 10,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by our Board of Directors (“Board”). Our Board is empowered, without stockholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could reduce the voting rights and powers of our common stock and the portion of our assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of our common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of the investors in our common stock. We cannot assure you that we will not, under certain circumstances, issue shares of our preferred stock. At December 31, 2021, we had no shares of preferred stock outstanding.

We have not paid dividends in the past and have no immediate plans to pay dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to market our products and to cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. As a result, only appreciation in the price of our common stock, which may never occur, will provide a return to stockholders. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, you should not expect to receive cash dividends on our common stock.

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

At February 28, 2022, we had 5,902,446 shares of common stock outstanding and 253,828 pre-funded warrants with an exercise price of $0.001 that are included in our computation of basic earnings per share. Shares beneficially owned by our affiliates, if any, and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act, various vesting agreements, our insider trading policy and/or any applicable 10b5-1 trading plan. Shares that are not beneficially owned by our affiliates and employees generally can be freely sold in the public market, subject in some cases to restrictions under Rule 144.

At February 28, 2022, we had 1,392,402 potentially dilutive shares outstanding, exclusive of pre-funded warrants to purchase shares of common stock that are considered outstanding common shares and included in our computation of basic earnings per share, and we may grant additional options, stock-based awards and/or warrants in the future. The holders of vested options or warrants, including pre-funded warrants, may exercise their options and/or warrants and sell a large number of shares. Any sale of a substantial number of shares of our common stock may have a material adverse effect on the market price of our common stock.

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

Under current SEC rules and regulations, because the aggregate market value of our common stock held by non-affiliates, or public float, was less than $75 million (calculated as set forth in Form S-3 and SEC rules and regulations) at the time of filing of this Annual Report on Form 10- K, the amount we can raise through primary public offerings of our securities in any 12-month period using a registration statement on Form S-3 will be limited to one-third of our public float. Alternative means of raising capital through sales of our securities, including through the use of a “long form” registration statement on a Form S-1 or in private placements of equity or debt securities, may be more costly and time-consuming and more difficult to market to potential investors, which may have a material adverse effect on our ability to raise capital, our liquidity position and strategy.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

Our certificate of incorporation (as amended and restated to date, our “certificate”) and our bylaws (as amended and restated to date, our “bylaws”) and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our certificate and bylaws:

●	authorize our Board to issue preferred stock without stockholder approval and to designate the rights, preferences and privileges of each class; if issued, such preferred stock would increase the number of outstanding shares of our capital stock and could include terms that may deter an acquisition of us;

●	limit who may call stockholder meetings;
●	do not permit stockholders to act by written consent;
●	do not provide for cumulative voting rights; and
●	provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

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

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. In 2021, one securities analyst published reports on us. If this analyst ceases coverage of our company or fails to publish reports on us regularly and/or one or more other analysts do not initiate coverage on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, if one or more analysts issues an adverse opinion regarding our stock, our stock price would likely decline.

ITEM 1B:    UNRESOLVED STAFF COMMENTS

None.

ITEM 2:     PROPERTIES

Our principal office is located at 5508 Highway 290 West, Suite 120, Austin, Texas 78735. We lease 4,070 square feet of office and laboratory space. The lease commenced on June 1, 2021 and, as of December 31, 2021, the remaining term of the lease is 56 months.

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

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “IPWR.” As of March 23, 2022, we had 31 shareholders of record.

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

ITEM 6: [Reserved]

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

Overview

Ideal Power is located in Austin, Texas.

We are solely focused on the further development and commercialization of our B-TRAN™ solid-state switch technology.

To date, operations have been funded primarily through the sale of common stock and warrants and we have generated $3.5 million in grant revenue for bidirectional power switch development. Grant revenue was $576,399 and $428,129 in the years ended December 31, 2021 and 2020, respectively. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology. We are in the process of commercializing our B-TRAN™ technology.

Trends, Events and Uncertainties

Research and Development

Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our research and development will be successful, our technology will be adopted, that we will ever earn revenues sufficient to support our operations or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise additional capital if and when we need it to continue our operations. If we cannot raise funds if and when we need them, we may be required to severely curtail, or even to cease, our operations.

COVID-19 Impact

As of the date of this report, the COVID-19 pandemic continues to spread throughout the United States and the rest of the world. The ultimate extent of the impact of COVID-19 on our financial performance will depend on future developments, including, among other things, the duration and spread of COVID-19 and its related variants, the timing, scope and efficacy of vaccination efforts, additional governmental restrictions in response to the COVID-19 pandemic, and the overall economy, all of which are highly uncertain and cannot be predicted. If the COVID-19 pandemic contributes to significant volatility in the global financial markets in the future, our ability to raise additional capital, if necessary, on acceptable terms or at all, may be impacted, though such risk has not materialized to date. If the financial markets and/or the overall economy are negatively impacted for an extended period, our operating results may be materially and adversely affected.

While the COVID-19 pandemic has caused some disruption to our business, particularly in the first and second quarters of 2020, the COVID-19 pandemic has not had a material adverse impact on our operations to date. However, the COVID-19 pandemic may disrupt our business in the future and cause delays in critical development and commercialization activities and/or result in potential incremental costs associated with mitigating the effects of the COVID-19 pandemic. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus and its related variants, the duration of the pandemic, the timing, scope and efficacy of vaccination efforts and additional actions that may be taken by governmental authorities in response to the pandemic, makes it difficult to forecast the effects on our business and results of operations for 2022 and thereafter. See “Item 1A: Risk Factors – Risks Related to the Company – Our business, including our supply chain, liquidity, financial condition and financial results may be adversely disrupted and impacted due to COVID-19 pandemic.”

Public Offering

In February 2021, we received net proceeds from the Public Offering of $21.2 million, as discussed in more detail below.

Early Warrant Exercise Transaction

In August 2020, we closed the Early Warrant Exercise Transaction (as defined below), pursuant to which we raised net proceeds of $2.5 million, as discussed in more detail below.

Critical Accounting Estimates

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates may be based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and/or information available from other outside sources, as appropriate. Please see Footnote 2 to our financial statements for a summary of our significant accounting policies.

Stock-Based Compensation. We apply FASB ASC 718, “Stock Compensation,” when recording stock-based compensation. Grants to non-employees are also accounted for under ASC 718. The fair value of each stock option award is estimated on the date of grant using the commonly used Black-Scholes option valuation model. The assumptions used in the Black-Scholes model are as follows:

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

Intangible Assets. Our intangible assets are composed of patents, which are recorded at cost, and other intangible assets, which are recorded at cost plus the estimated present value of all future payments associated with the other intangible assets. We capitalize third-party legal costs and filing fees, if any, associated with obtaining patents or other intangible assets. Once the patent asset has been placed in service, we amortize these costs over the shorter of the asset’s legal life, generally 20 years from the initial filing date, or its estimated economic life using the straight-line method. For the other intangible assets, we amortize the asset over the 17-year term of the underlying agreements.

Impairment of Long-Lived Assets. The long-lived assets, consisting of property and equipment and intangible assets, held and used by us are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. We determined that there was an impairment in the value of long-lived assets in the amount of $528 and $20,660 during the years ended December 31, 2021 and 2020, respectively.

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

We have concluded that it is more likely than not that we will not have sufficient foreseeable taxable income within the carryforward period as applicable and permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2021 and 2020.

Results of Operations

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

Grant Revenues. Grant revenues increased by $148,270 to $576,399 for the year ended December 31, 2021 from $428,129 in the year ended December 31, 2020. The grant revenues relate primarily to a $1.2 million subcontract with Diversified Technologies, Inc. (“DTI”) to supply B-TRAN™ devices as part of a two-year contract awarded to DTI by the United States Naval Sea Systems Command (“NAVSEA”) for the development and demonstration of a B-TRAN™ enabled high efficiency direct current solid-state circuit breaker (“SSCB”). The program started in late June 2020. In September 2021, we entered into and began work under a $50,000 subcontract with DTI under a Phase I Small Business Innovation Research grant from the Department of Energy to develop a B-TRAN™-driven low loss alternating current SSCB. We expect the grant revenue related to these subcontracts to continue over the first half of 2022 with minimal revenue recognized thereafter through completion of the NAVSEA demonstration. We also expect to pursue additional government funding that may result in additional grant revenues in the future.

We expect to introduce our initial product for commercial sale in the second half of 2022.

Cost of Grant Revenues. Cost of grant revenues increased by $148,270 from $576,399 for the year ended December 31, 2021 from $428,129 for the year ended December 31, 2020. The cost of grant revenues relates to the subcontracts discussed above and are equal to the associated grant revenues resulting in no gross profit. We expect no gross profit under the subcontracts with DTI or other grants that we are pursuing, or may pursue, in 2022.

Research and Development Expenses.  Research and development expenses increased by $206,850, or 12%, to $1,927,743 in the year ended December 31, 2021 from $1,720,893 in the year ended December 31, 2020. The increase was due to higher contract labor for device and driver development and the expansion of internal test capabilities of $304,000, personnel costs of $225,093, and other B-TRAN™ spending of $65,441, partly offset by lower stock-based compensation expense of $387,684. We expect higher research and development expenses in 2022 as we accelerate development of our B-TRAN™ technology and self-fund, at least in the short term, development previously funded through government grants.

General and Administrative Expenses.  General and administrative expenses increased by $101,336 or 4%, to $2,408,425 in the year ended December 31, 2021 from $2,307,089 in the year ended December 31, 2020. The increase was due primarily to higher investor relations spending of $243,497, professional services paid in stock of $207,980 and higher other costs of $15,759, partly offset by lower stock-based compensation costs of $227,932, as a majority of stock option grants in 2020 vested immediately, and chief executive officer search fees of $137,968 in the year ended December 31, 2020. We expect slightly higher general and administrative expenses in 2022.

Sales and Marketing Expenses. Sales and marketing expenses were $512,807 in the year ended December 31, 2021 compared to $40,000 in the year ended December 31, 2020. The increase was due primarily to the hiring of a Vice President of Business Development in the first quarter of 2021 and subsequent spending as we work towards commercializing our B-TRAN™ technology. The increase included personnel costs of $282,734, stock-based compensation expense of $99,281 and all other sales and marketing costs of $90,792. We expect higher sales and marketing expenses in 2022 as we engage more broadly with prospective customers and commercialize our B-TRAN™ technology.

Loss from Operations. Our loss from operations for the year ended December 31, 2021 was $4,848,975 or 19% higher than the $4,067,982 loss from operations for the year ended December 31, 2020, driven by the factors discussed above.

Other Income (Expenses).  Other income was $78,706 for the year ended December 31, 2021 due to a $91,407 gain on the forgiveness of our PPP Loan (as defined below) partly offset by interest expense of $12,701. Other expenses were $3,725,915 for the year ended December 31, 2020 due to non-cash warrant inducement expense of $3,720,866 in connection with the Early Warrant Exercise Transaction (as defined below) and interest expense of $5,049.

Net Loss. Our net loss decreased by $3,023,628, or 39%, to $4,770,269 for the year ended December 31, 2021 from a net loss of $7,793,897 for the year ended December 31, 2020 for the reasons discussed above.

Liquidity and Capital Resources

We currently generate grant revenue only. We expect to generate grant revenue and potentially commercial revenue in 2022. We have incurred losses since inception. We have funded our operations to date through the sale of common stock and warrants.

As of December 31, 2021 and 2020, we had cash and cash equivalents of $23,170,149 and $3,157,256, respectively. Our net working capital and long-term debt at December 31, 2021 were $22,904,440 and $0, respectively.

We believe that our cash and cash equivalents on hand will be sufficient to meet our ongoing liquidity needs for at least the next 12 months. Additional future financing may be necessary to fund our operations and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets could each impact our business and liquidity.

Operating activities in the year ended December 31, 2021 resulted in cash outflows of $4,280,864, which were due to the net loss for the period of $4,770,269, unfavorable balance sheet timing of $137,573 and a non-cash gain on the forgiveness of our PPP Loan of $91,407, partly offset by other non-cash items including stock-based compensation of $352,313, stock issued for services of $207,980, depreciation and amortization of $157,564 and patent impairment charges of $528.

Operating activities in the year ended December 31, 2020 resulted in cash outflows of $3,019,032, which were due to the net loss for the period of $7,793,897 and slightly unfavorable balance sheet timing of $7,461, partly offset by non-cash items including warrant inducement expense of $3,720,866, stock-based compensation of $868,648, depreciation and amortization of $122,152, stock issued for services of $50,000 and patent impairment charges of $20,660.

We expect an increase in cash outflows from operating activities in 2022 as we accelerate development and commercialization of our B-TRAN™ technology.

Investing activities in the years ended December 31, 2021 and 2020 resulted in cash outflows of $236,935 and $67,160, respectively. For the year ended December 31, 2021, cash outflows for the acquisition of intangible assets were $192,668 and capital expenditures were $44,267. For the year ended December 31, 2020, cash outflows for the acquisition of intangible assets were $53,220 and capital expenditures were $13,940.

Financing activities in the year ended December 31, 2021 resulted in cash inflows of $21,204,609 from the net proceeds from our Public Offering and $3,326,083 from the exercise of warrants and stock options. Financing activities in the year ended December 31, 2020 resulted in cash inflows of $3,185,766 and included proceeds from the exercise of warrants of $3,094,359 and proceeds from loans of $91,407.

PPP Loan

In May 2020, we entered into a Loan Agreement and Promissory Note (collectively the “PPP Loan”) with BBVA USA pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”). We received total proceeds of $91,407 from the unsecured PPP Loan. The PPP Loan was scheduled to mature in May 2022 and had an interest rate of 1.00% per annum and was subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. In accordance with the requirements of the CARES Act and the PPP, we used the proceeds from the PPP Loan primarily for payroll costs. We applied for forgiveness of the PPP Loan during the first quarter of 2021. In May 2021, the SBA approved forgiveness of our PPP Loan.

Early Warrant Exercise Transaction

In July 2020, we entered into letter agreements (the “Letter Agreements”) with certain of our Series A warrant holders (the “Series A Warrant Holders”), who were previously issued warrants (the “Original Warrants”) to purchase shares of our common stock in a private placement. The Series A Warrant Holders agreed to the early exercise of their Original Warrants pursuant to the Letter Agreements (the “Early Warrant Exercise Transaction”). The transaction closed in August 2020. We raised net proceeds of $2.5 million in the Early Warrant Exercise Transaction.We utilized the net proceeds from the Early Warrant Exercise Transaction to fund commercialization and development of our B-TRAN™ technology and general corporate and working capital purposes.

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

Public Offering

In February 2021, we issued and sold 1,352,975 shares of our common stock, including 176,475 additional shares of common stock pursuant to the exercise of the underwriter’s option to purchase additional shares in full, at a price of $17.00 per share. The net proceeds to us from the Public Offering were $21.2 million. We intend to use the net proceeds from the Public Offering to fund commercialization and development of our B-TRAN™ technology and general corporate and working capital purposes.

Contractual Obligations and Commitments

Lease

In March 2021, we entered into a lease agreement for 4,070 square feet of office and laboratory space located in Austin, Texas. The commencement of the lease occurred on June 1, 2021 and the initial term of the lease was 63 months. The actual base rent in the first year of the lease was $56,471 and was net of $18,824 in abated rent over the first three months of the lease term. The annual base rent in the second year of the lease is $77,330 and increases by $2,035 in each succeeding year of the lease. In addition, we are required to pay our proportionate share of operating costs for the building under this triple net lease. The lease contains a 5-year fair market renewal option. It does not contain a termination option. We recognized a right of use asset of $339,882 and a corresponding lease liability for this lease upon lease commencement.

Future minimum payments under the lease are as follows:

For the Year Ended December 31,
2022	$76,482
2023	78,517
2024	80,552
2025	82,587
2026	56,132
Total lease payments	$374,270
Less: imputed interest	(47,822)
Total lease liability	$326,448

Licensing Agreements

In 2015, we entered into licensing agreements which expire in February 2033. Per the agreements, we have an exclusive royalty-free license associated with semiconductor power switches which enhances our intellectual property portfolio. The agreements include both fixed payments, all of which were paid prior to 2017, and ongoing variable payments. The variable payments are a function of the number of associated patent filings pending and patents issued under the agreements. We will pay $10,000 for each patent filing pending and $20,000 for each patent issued annually with one-half of the annual payment due within 20 days of December 21st of each year and one-half of the annual payment due within 20 days of June 21st of each year of the agreements, up to a maximum of $100,000 each year (i.e. five issued patents).

In March 2021, two patents associated with these agreements were issued and we recorded, as a non-cash activity, an intangible asset and a corresponding other long-term liability of $426,937, representing the estimated present value of future payments under the licensing agreements for these two issued patents. As of March 2021, all five patents associated with the agreements were issued and, as a result, the annual payment amount through expiration of the licensing agreements is $100,000. At December 31, 2021, the corresponding long-term liability for the estimated present value of future payments under the licensing agreement was $917,100. We are accruing interest for future payments related to the issued patents associated with the agreement.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ideal Power Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ideal Power Inc. (the "Company") as of December 31, 2021, and the related statements of operations, stockholders’ equity and cash flows, for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Carrying Value of Intangible Assets

As described in Note 2 to the financial statements, the Company’s intangible asset, net balance was $2.1 million as of December 31, 2021. The Company capitalizes third-party legal costs and filing fees, if any, associated with obtaining patents or other intangible assets. Once the patent asset has been placed in service, the Company amortizes these costs over the shorter of the asset’s legal or estimated economic life using the straight-line method. The Company also evaluates for potential impairment of long-lived assets, including intangible assets composed of patents, no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The principal considerations for our determination that performing procedures relating to the carrying value of intangible assets is a critical audit matter are the significant amount of judgment by management in developing the assumptions of future economic benefit in an impairment analysis, which in turn led to significant auditor judgment, subjectivity and effort in performing audit procedures and evaluating audit evidence relating to the analysis.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, reviewing current and forecasted operating conditions for indication of impairment. We also reviewed board minutes, news, and industry reports for indications of impairment. Last, we obtained an understanding of potential future customers indicating future recoverability.

/s/ BPM LLP
We have served as the Company's auditor since 2013.
Santa Monica, California
March 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ideal Power Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ideal Power Inc. (the "Company") as of December 31, 2020, and the related statements of operations, stockholders’ equity and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Gumbiner Savett Inc.
We have served as the Company's auditor since 2013.
Santa Monica, California
March 26, 2021

IDEAL POWER INC.

Balance Sheets

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$23,170,149	$3,157,256
Accounts receivable, net	233,262	170,287
Prepayments and other current assets	43,900	118,883
Total current assets	23,447,311	3,446,426

Property and equipment, net	56,158	37,125
Intangible assets, net	2,055,650	1,568,903
Right of use asset	307,172	79,719
Other assets	11,189	—
Total assets	$25,877,480	$5,132,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,500	$101,984
Accrued expenses	353,507	475,487
Current portion of lease liability	58,864	82,055
Total current liabilities	542,871	659,526

Long-term debt	—	91,407
Long-term lease liability	267,584	—
Other long-term liabilities	917,100	552,031
Total liabilities	1,727,555	1,302,964

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,893,767 shares issued and 5,892,446 shares outstanding at December 31, 2021; 3,265,740 shares issued and 3,264,419 shares outstanding at December 31, 2020	5,894	3,266
Additional paid-in capital	104,063,321	78,974,964
Treasury stock, at cost; 1,321 shares at December 31, 2021 and 2020, respectively	(13,210)	(13,210)
Accumulated deficit	(79,906,080)	(75,135,811)
Total stockholders’ equity	24,149,925	3,829,209
Total liabilities and stockholders’ equity	$25,877,480	$5,132,173

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statements of Operations

	For the Year Ended
	December 31,
	2021	2020
Grant revenue	$576,399	$428,129
Cost of grant revenue	576,399	428,129
Gross profit	—	—

Operating expenses:
Research and development	1,927,743	1,720,893
General and administrative	2,408,425	2,307,089
Sales and marketing	512,807	40,000
Total operating expenses	4,848,975	4,067,982

Loss from operations	(4,848,975)	(4,067,982)

Other income (expenses):
Gain on forgiveness of long-term debt	91,407	—
Interest expense, net	(12,701)	(5,049)
Warrant inducement expense	—	(3,720,866)
Total other income (expenses)	78,706	(3,725,915)

Net loss	$(4,770,269)	$(7,793,897)

Net loss per share – basic and diluted	$(0.80)	$(2.20)

Weighted average number of shares outstanding – basic and diluted	5,937,520	3,539,217

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statement of Stockholders’ Equity

For the Years Ended December 31, 2021 and 2020

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2019	2,101,272	$2,101	$71,242,256	1,321	$(13,210)	$(67,341,914)	$3,889,233
Exercise of warrants	765,315	766	546,007	—	—	—	546,773
Early warrant exercise transaction	372,837	373	2,547,213	—	—	—	2,547,586
Warrant inducement expense	—	—	3,720,866	—	—	—	3,720,866
Stock issued for services	26,316	26	49,974	—	—	—	50,000
Stock-based compensation	—	—	868,648	—	—	—	868,648
Net loss for the year ended December 31, 2020	—	—	—	—	—	(7,793,897)	(7,793,897)
Balances at December 31, 2020	3,265,740	3,266	78,974,964	1,321	(13,210)	(75,135,811)	3,829,209
Issuance of shares of common stock in public offering	1,352,975	1,353	21,203,256	—	—	—	21,204,609
Exercise of options and warrants	1,261,052	1,261	3,324,822	—	—	—	3,326,083
Stock issued for services	14,000	14	207,966	—	—	—	207,980
Stock-based compensation	—	—	352,313	—	—	—	352,313
Net loss for the year ended December 31, 2021	—	—	—	—	—	(4,770,269)	(4,770,269)
Balances at December 31, 2021	5,893,767	$5,894	$104,063,321	1,321	$(13,210)	$(79,906,080)	$24,149,925

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,770,269)	$(7,793,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157,564	122,152
Write-off of capitalized patents	528	20,660
Stock-based compensation	352,313	868,648
Stock issued for services	207,980	50,000
Warrant inducement expense	—	3,720,866
Gain on forgiveness of long-term debt	(91,407)	—
Decrease (increase) in operating assets:
Accounts receivable	(62,975)	(170,287)
Prepaid expenses and other assets	176,223	147,185
Increase (decrease) in operating liabilities:
Accounts payable	28,516	(80,972)
Accrued expenses	(279,337)	96,613
Net cash used in operating activities	(4,280,864)	(3,019,032)
Cash flows from investing activities:
Purchase of property and equipment	(44,267)	(13,940)
Acquisition of intangible assets	(192,668)	(53,220)
Net cash used in investing activities	(236,935)	(67,160)
Cash flows from financing activities:
Net proceeds from issuance of common stock	21,204,609	—
Exercise of options and warrants	3,326,083	3,094,359
Proceeds from loans	—	91,407
Net cash provided by financing activities	24,530,692	3,185,766
Net increase in cash and cash equivalents	20,012,893	99,574
Cash and cash equivalents at beginning of year	3,157,256	3,057,682
Cash and cash equivalents at end of year	$23,170,149	$3,157,256

The accompanying notes are an integral part of these financial statements.

Ideal Power Inc.

Notes to Financial Statements

Note 1 — Organization and Description of Business

Ideal Power Inc. (the “Company”) was incorporated in Texas on May 17, 2007 under the name Ideal Power Converters, Inc. The Company changed its name to Ideal Power Inc. on July 8, 2013 and re-incorporated in Delaware on July 15, 2013. With headquarters in Austin, Texas, the Company is focused on the further development and commercialization of its Bidirectional bipolar junction TRANsistor (B-TRAN™) solid-state switch technology.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain items in prior period financial statements have been reclassified to conform to current year presentation. Such reclassifications were to move sales and marketing expenses out of general and administrative expenses and to a separate line, and did not impact the Company’s reported net loss or financial position.

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

Trade accounts receivable at December 31, 2021 relate primarily to a $1.2 million subcontract with Diversified Technologies, Inc. (“DTI”), signed in June 2020, to supply B-TRAN™ devices as part of a two-year contract awarded to DTI by the United States Naval Sea Systems Command for the development and demonstration of a B-TRAN™ enabled high efficiency direct current solid-state circuit breaker (“SSCB”). In September 2021, the Company entered into and began work under a $50,000 subcontract with DTI under a Phase I Small Business Innovation Research grant from the Department of Energy to develop a B-TRAN™-driven low loss alternating current SSCB. At December 31, 2021, unbilled grant receivables with DTI, which are included in accounts receivable, net, were $233,262 and the allowance for doubtful accounts was $0.

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

Intangible Assets

The Company’s intangible assets are composed of patents, which are recorded at cost, and other intangible assets, which are recorded at cost plus the estimated present value of all future payments associated with the other intangible assets. The Company capitalizes third-party legal costs and filing fees, if any, associated with obtaining patents or other intangible assets. Once the patent asset has been placed in service, the Company amortizes these costs over the shorter of the asset’s legal life, generally 20 years from the initial filing date, or its estimated economic life using the straight-line method. For the other intangible assets, the Company amortizes the asset over the 17-year term of the underlying agreements.

Impairment of Long-Lived Assets

The long-lived assets, consisting of property and equipment and intangible assets, held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was an impairment in the value of long-lived assets in the amount of $528 and $20,660 during the years ended December 31, 2021 and 2020, respectively.

Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs used to establish fair value are the following:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities;
●	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts payable and long-term liabilities. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributed to the short-term nature of these instruments.

In 2015, the Company recorded a long-term liability for the estimated present value of future payments under licensing agreements. In 2017, 2019 and 2021, the Company recorded adjustments to increase the long-term liability due to increases in the future payments due under these licensing agreements. The Company determined the discount rate to estimate the present value of the future payments based on the applicable treasury rates. The Company's long-term liability is classified within Level 3. See Note 4 and Note 8 for more details regarding the licensing agreements. The Company did not identify any other assets and liabilities that are required to be presented in the balance sheets at fair value.

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

For the years ended December 31, 2021 and 2020, the Company recognized $576,399 and $428,129, respectively, of grant revenue and cost of grant revenue. The grant revenue and cost of grant revenue relate to the two subcontracts with DTI. The Company accounts for these subcontracts as exchange transactions under applicable guidance.

Research and Development

Research and development costs are presented as a line item under operating expenses and are expensed as incurred. Research and development costs include costs to further develop the Company’s B-TRAN™ technology and include, but are not limited to, the cost of engineering personnel, wafer fabrication, contract labor, device packaging, testing and other engineering services, stock-based compensation for engineering personnel, consulting and materials and supplies.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. At December 31, 2021 and 2020, the Company has established a full reserve against all deferred tax assets.

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

In accordance with ASC 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic earnings per share. As such, the Company includes pre-funded warrants to purchase shares of common stock and warrants shares held in abeyance in its computation of earnings per share. The pre-funded warrants were issued in November 2019 with an exercise price of $0.001 and the warrant shares held in abeyance were a result of the Early Warrant Exercise Transaction (as defined below) in August 2020. See Note 11.

At December 31, 2021 and 2020, potentially dilutive shares outstanding amounted to 1,379,306 and 1,541,518 shares, respectively, and exclude pre-funded warrants to purchase shares of common stock and excess warrant shares held in abeyance.

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

Note 3 — Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2021	2020
Machinery and equipment	$93,811	$89,559
Building leasehold improvements	10,245	25,090
Furniture, fixtures, software and IT equipment	62,884	45,517
	166,940	160,166
Accumulated depreciation and amortization	(110,782)	(123,041)
	$56,158	$37,125

Depreciation expenses amounted to $25,234 and $24,117 for the years ended December 31, 2021 and 2020, respectively.

Note 4 — Intangible Assets

Intangible assets, net consisted of the following:

	December 31,
	2021	2020
Patents	$1,133,841	$941,701
Other intangible assets	1,391,479	964,542
	2,525,320	1,906,243
Accumulated amortization - patents	(158,516)	(113,975)
Accumulated amortization – other intangible assets	(311,154)	(223,365)
	$2,055,650	$1,568,903

At December 31, 2021 and 2020, the Company had capitalized $306,640 and $270,000, respectively, for costs related to patents that have not been awarded. During the years ended December 31, 2021 and 2020, the Company wrote-off $528 and $20,660, respectively, in previously capitalized patent costs.

Amortization expense amounted to $132,330 and $98,035 for the years ended December 31, 2021 and 2020, respectively. Amortization expense for the succeeding five years and thereafter is $147,249 (2022-2026) and $1,012,765 (thereafter).

Note 5 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2021	2020
Accrued professional fees	$44,000	$32,500
Accrued compensation	147,756	191,556
Accrued licensing fees	50,000	60,000
Accrued Board fees	30,000	45,000
Accrued taxes	75,200	—
Accrued semiconductor fabrication costs	—	92,600
Other	6,551	53,831
	$353,507	$475,487

Note 6 – Loans

In May 2020, the Company entered into a Loan Agreement and Promissory Note (collectively the “PPP Loan”) with BBVA USA pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The Company received total proceeds of $91,407 from the unsecured PPP Loan. The PPP Loan was scheduled to mature in May 2022 and had an interest rate of 1.00% per annum and was subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. In accordance with the requirements of the CARES Act and the PPP, the Company used the proceeds from the PPP Loan primarily for payroll costs. The Company applied for forgiveness of the PPP Loan during the first quarter of 2021. In May 2021, the SBA approved forgiveness of the Company’s PPP Loan in the principal amount of $91,407, including accrued interest. The $91,407 gain on forgiveness of the PPP Loan is shown in other income (expenses) in the financial statements for the year ended December 31, 2021 and represents a non-cash financing activity.

Note 7 — Lease

The Company leased 14,782 square feet of office and laboratory space located in Austin, Texas and subleased approximately seventy-five percent (75%) of this space to a third party. This lease and sublease expired concurrently on May 31, 2021.

In March 2021, the Company entered into a lease agreement for 4,070 square feet of office and laboratory space located in Austin, Texas. The commencement of the lease occurred on June 1, 2021 and the initial term of the lease was 63 months. The actual base rent in the first year of the lease was $56,471 and was net of $18,824 in abated rent over the first three months of the lease term. The annual base rent in the second year of the lease is $77,330 and increases by $2,035 in each succeeding year of the lease. In addition, the Company is required to pay its proportionate share of operating costs for the building under this triple net lease. The lease contains a 5-year fair market renewal option. It does not contain a termination option. The Company recognized a right of use asset of $339,882 and a corresponding lease liability for this lease upon lease commencement.

For purposes of calculating the right of use asset and lease liability included in the Company’s financial statements, the Company estimated its incremental borrowing rate at 6% per annum.

Future minimum payments under the lease are as follows:

For the Year Ended December 31,
2022	$76,482
2023	78,517
2024	80,552
2025	82,587
2026	56,132
Total lease payments	$374,270
Less: imputed interest	(47,822)
Total lease liability	$326,448

For the year ended December 31, 2021, operating cash outflows for lease payments totaled $108,247 and the operating lease cost, recognized on a straight-line basis, totaled $125,187. For the year ended December 31, 2020, operating cash outflows for lease payments totaled $196,477 and the operating lease cost, recognized on a straight-line basis, totaled $193,950. At December 31, 2021, the remaining lease term was 56 months.

Note 8 — Commitments and Contingencies

Licensing Agreements

In 2015, the Company entered into licensing agreements which expire in February 2033. Per the agreements, the Company has an exclusive royalty-free license associated with semiconductor power switches which enhances its intellectual property portfolio. The agreements include both fixed payments, all of which were paid prior to 2017, and ongoing variable payments. The variable payments are a function of the number of associated patent filings pending and patents issued under the agreements. The Company will pay $10,000 for each patent filing pending and $20,000 for each patent issued annually with one-half of the annual payment due within 20 days of December 21st of each year and one-half of the annual payment due within 20 days of June 21st of each year of the agreements, up to a maximum of $100,000 each year (i.e. five issued patents).

In March 2021, two patents associated with these agreements were issued and the Company recorded, as a non-cash activity, an intangible asset and a corresponding other long-term liability of $426,937, representing the estimated present value of future payments under the licensing agreements for these two issued patents. As of March 2021, all five patents associated with the agreements were issued. At December 31, 2021 and 2020, the corresponding long-term liability for the estimated present value of future payments under the licensing agreement was $917,100 and $552,031, respectively. The Company is accruing interest for future payments related to the issued patents associated with the agreement.

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

COVID-19 Pandemic

As of the date of these financial statements, the COVID-19 pandemic continues to spread throughout the United States and the rest of the world. The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, including, among other things, the duration and spread of COVID-19 and its related variants, the timing, scope and efficacy of vaccination efforts, additional governmental restrictions in response to the COVID-19 pandemic and the overall economy, all of which are highly uncertain and cannot be predicted. If the COVID-19 pandemic contributes to significant volatility in the global financial markets in the future, the Company’s ability to raise additional capital, if necessary, on acceptable terms or at all, may be impacted, though such risk has not materialized to date. If the financial markets and/or the overall economy are negatively impacted for an extended period, the Company's operating results may be materially and adversely affected.

Note 9 — Equity

All shares of common stock have a par value of $0.001. Each holder of common stock is entitled to one vote per share outstanding.

Public Offering

In February 2021, the Company issued and sold 1,352,975 shares of its common stock, including 176,475 additional shares of common stock pursuant to the exercise of the underwriter’s option to purchase additional shares in full, in an underwritten public offering at a price of $17.00 per share (the “Public Offering”). The net proceeds to the Company from the Public Offering were $21.2 million. The Company intends to use the net proceeds from the Public Offering to fund commercialization and development of its B-TRAN™ technology and general corporate and working capital purposes.

Stock Issuances

In October 2021, the Company issued 10,000 unregistered shares of common stock, valued at $139,300 at the time of issuance, to a third-party vendor as compensation for services performed. In February 2021, the Company issued 4,000 unregistered shares of common stock, valued at $68,680 at the time of issuance, to a third-party vendor as compensation for services performed. In April 2020, the Company issued 26,316 unregistered shares of common stock, valued at $50,000 at the time of issuance, to a third-party vendor as compensation for services performed

Note 10 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was last amended in June 2021. As a result of the last amendment, the number of shares authorized for issuance under the Plan increased by 500,000 shares and the Plan will now terminate in June 2031, unless sooner terminated or extended by the Company’s Board of Directors (the “Board”).The Plan is administered by the Compensation Committee of the Board.At December 31, 2021, there were 419,791 shares of common stock available for issuance under the Plan.

During the year ended December 31, 2021, the Company granted 31,821 stock options to Board members, 100,000 restricted units to executives and 100,000 stock options to employees under the Plan. The estimated fair value of these equity grants, calculated using the Black-Scholes option valuation model for the stock options, was $2,078,872, of which $327,414 was recognized during the year ended December 31, 2021.

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

The assumptions used in the Black-Scholes model are as follows:

	For the year ended December 31,
	2021	2020
Average risk-free interest rate	0.97%	0.83%
Expected dividend yield	—%	—%
Expected life	5.31 to 6.00 years	5.00 to 6.25 years
Expected volatility	90%	90%

A summary of the Company’s stock option activity and related information is as follows:

	2021			2020
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Stock	Exercise	Life	Stock	Exercise	Life
	Options	Price	(in years)	Options	Price	(in years)
Outstanding at January 1	391,650	$5.70	8.1	169,980	$8.13	9.1
Granted	131,821	$11.42		226,691	$4.84
Exercised	(27,934)	$3.27		—
Forfeited / Expired	(2,651)	$8.04		(5,021)	$49.39
Outstanding at December 31	492,886	$7.35	7.6	391,650	$5.70	8.1
Exercisable at December 31	378,470	$6.17	7.1	364,567	$5.91	8.0

The following table sets forth additional information about stock options outstanding at December 31, 2021:

		Weighted
		Average	Weighted
		Remaining	Average
	Options	Life	Exercise	Options
Range of Exercise Prices	Outstanding	(in years)	Price	Exercisable
$1.99 – $2.85	184,557	6.5	$2.51	170,641
$4.25 – $8.04	161,770	8.6	$7.09	161,270
$10.41 – $17.25	142,206	8.0	$12.67	42,206
$31.50 – $79.40	4,353	4.6	$48.50	4,353
	492,886			378,470

Stock options granted under the Plan have ten-year terms and generally vest immediately or annually over a three-year or four-year vesting period except for option grants to independent directors that generally vest quarterly over a one-year vesting period.

The estimated aggregate pretax intrinsic value (the difference between the Company’s stock price on the last day of the year ended December 31, 2021 and the exercise prices, multiplied by the number of in-the-money options) is $2.7 million for outstanding options of which $2.4 million relates to vested options. This amount changes based on the fair value of the Company’s stock.

As of December 31, 2021, there was $1,758,931 of unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.4 years.

Note 11 — Warrants

Early Warrant Exercise Transaction

In July 2020, the Company entered into letter agreements with certain of the Company’s Series A warrant holders (the “Series A Warrant Holders”), who were previously issued warrants (the “Original Warrants”) to purchase shares of common stock of the Company in a private placement. The Series A Warrant Holders agreed to the early exercise of Series A warrants pursuant to the letter agreements (the “Early Warrant Exercise Transaction”). The transaction closed in August 2020. The Company raised net proceeds of $2.5 million in the Early Warrant Exercise Transaction.

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

The assumptions used in the Black-Scholes model for these warrants are as follows:

Average risk-free interest rate	0.22%
Expected dividend yield	—%
Expected life	5 years
Expected volatility	90%

To the extent that a Series A Warrant Holder’s exercise of Original Warrants would result in such holder exceeding beneficial ownership of 9.99% of the outstanding common stock of the Company, such excess warrant shares would be held in abeyance for the benefit of such Series A Warrant Holder until such time as its right thereto would not result in the holder exceeding this limitation. All excess warrant shares held in abeyance were issued in the year ended December 31, 2021 and, as a result there were no excess warrant shares held in abeyance at December 31, 2021. At December 31, 2020, 803,300 excess warrant shares were held in abeyance.

A summary of the Company’s warrant activity and related information is as follows:

	Warrants		Pre-Funded Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at December 31, 2019	2,463,063	$7.96	868,443	$0.001
Issued	705,688	$8.90	—	$—
Exercised	(589,941)	$2.39	(548,242)	$0.001
Held in abeyance	(803,300)	$2.32	—	$—
Expired	(625,642)	$24.44	—	$—
Outstanding at December 31, 2020	1,149,868	$6.36	320,201	$0.001
Exercised	(363,448)	$8.90	(66,373)	$0.001
Outstanding at December 31, 2021	786,420	$5.19	253,828	$0.001

All warrants were exercisable at December 31, 2021 although warrants may generally be exercised only to the extent that the total number of shares of common stock then beneficially owned by these shareholders does not exceed 4.99% (or, at the investor’s election, 9.99%) of the outstanding shares of the Company’s stock.

The weighted average remaining life, excluding the 253,828 pre-funded warrants with no expiration date, of the outstanding warrants is 3.2 years.

The estimated aggregate pre-tax intrinsic value (the difference between the Company’s stock price on the last day of the year ended December 31, 2021 and the exercise prices, multiplied by the number of in-the-money warrants) is $8.5 million.

Note 12 — Income Taxes

Income taxes are disproportionate to income due to net operating loss carryforwards, which are fully reserved. As of December 31, 2021, the Company has federal net operating loss carryforwards of approximately $62 million . The federal net operating loss carryforward for years prior to 2018 expire from 2031 through 2038. Federal net operating loss carryforwards for year 2018 and thereafter do not expire.

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

Management has concluded that it is more likely than not that the Company will not have sufficient foreseeable taxable income within the carryforward period as applicable and permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2021 and 2020.

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
Current deferred income tax assets:
Accrued compensation and other	11,000	11,000
Less: valuation allowance	(11,000)	(11,000)
	$—	$—
Non-current deferred income tax assets and (liabilities):
Net operating loss	$13,013,000	$12,003,000
Research and development credit	18,000	18,000
Warrants issued for services	45,000	45,000
Depreciation and amortization	126,000	95,000
Exercise of options and warrants	(33,000)	(33,000)
Stock based compensation	1,028,000	957,000
Intangibles and other	(606,000)	(471,000)
Less: valuation allowance	(13,591,000)	(12,614,000)
Net non-current deferred tax assets	$—	$—

The Company has applied the provisions of FASB ASC 740, Income Tax, which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At December 31, 2021 and 2020, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of December 31, 2021 and 2020, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to tax in the United States (“U.S.”) and files tax returns in the U.S. federal and certain state jurisdictions. The Company is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for all tax years since inception due to the carryover of unused net operating losses and tax credits. The Company currently is not under examination by any tax authority.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

	For the Year Ended
	December 31,
	2021	2020
Statutory federal income tax rate	(21)%	(21)%
Warrant inducement	—	10
Valuation allowance	21	11
	—%	—%

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2021, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) or 15d-15(d) of the Act during the three months ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B:    OTHER INFORMATION

Not applicable.

ITEM 9C:    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to the 2022 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 11:    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement relating to the 2022 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement relating to the 2022 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement relating to the 2022 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement relating to the 2022 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021.

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed with Report

(1) Financial Statements.

(2) Schedules.

All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or related notes thereto.

(3) Exhibits.

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference, as indicated:

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Delaware Certificate of Conversion including Certificate of Incorporation of Ideal Power Inc. (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of Ideal Power Inc. (2)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (3)
3.4	Amended and Restated Bylaws of Ideal Power Inc. (4)
4.1	Specimen Common Stock Certificate (5)
4.2	Form of Series A Common Stock Purchase Warrant (6)
4.3	Form of Series B Pre-Funded Common Stock Warrant (7)
4.4	Form of Series C Common Stock Purchase Warrant (8)
4.5	Description of Registrant’s Securities (9)
10.1	Ideal Power Inc. Amended and Restated 2013 Equity Incentive Plan (10) +
10.2	Second Revised and Restated Employment Agreement between the Company and R. Daniel Brdar dated April 8, 2020 (11) +
10.3	Employment Agreement between the registrant and Timothy W. Burns dated September 16, 2014 (12) +
10.4	Registration Rights Agreement, dated November 13, 2019, by and between Ideal Power Inc. and each purchaser identified on the signature pages thereto (13)
23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm*
23.2	Consent of Gumbiner Savett Inc., Independent Registered Public Accounting Firm*
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Indicates a management contract or compensatory agreement
(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1, file no. 333-190414, originally filed with the Securities and Exchange Commission on August 6, 2013, as amended.
(2)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2019.
(3)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2017.
(4)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020.

(5)	Incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2021.
(6)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2019.
(7)	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2019.
(8)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2020.
(9)	Incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.
(10)	Incorporated by reference to Exhibit 10.1 the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021.
(11)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2020.
(12)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2014.
(13)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2019.

ITEM 16:    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 25th day of March 2022.

IDEAL POWER INC.

By:	/s/ R. Daniel Brdar
R. Daniel Brdar,
Chief Executive Officer

By:	/s/ Timothy Burns
Timothy Burns,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 25, 2022	/s/ R. Daniel Brdar
R. Daniel Brdar,
Chief Executive Officer
(principal executive officer),
President and Director

Dated: March 25, 2022	/s/ Timothy Burns
Timothy Burns,
Chief Financial Officer
(principal financial and accounting officer),
Secretary and Treasurer

Dated: March 25, 2022	/s/ Michael Turmelle
Michael C. Turmelle, Chairman of the Board

Dated: March 25, 2022	/s/ Ted Lesster
Ted Lesster, Director