Form 10-Q
period 2022-03-31
Ideal Power Inc.
filed 2022-05-16
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2022

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

As of May 11, 2022, the issuer had 5,903,797 shares of common stock, par value $0.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$21,725,410	$23,170,149
Accounts receivable, net	262,137	233,262
Prepayments and other current assets	120,906	43,900
Total current assets	22,108,453	23,447,311

Property and equipment, net	59,811	56,158
Intangible assets, net	2,035,423	2,055,650
Right of use asset	292,887	307,172
Other assets	11,189	11,189
Total assets	$24,507,763	$25,877,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$380,033	$130,500
Accrued expenses	315,785	353,507
Current portion of lease liability	60,265	58,864
Total current liabilities	756,083	542,871

Long-term lease liability	252,092	267,584
Other long-term liabilities	922,439	917,100
Total liabilities	1,930,614	1,727,555

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,905,118 shares issued and 5,903,797 shares outstanding at March 31, 2022 and 5,893,767 shares issued and 5,892,446 shares outstanding at December 31, 2021	5,905	5,894
Additional paid-in capital	104,395,175	104,063,321
Treasury stock, at cost, 1,321 shares at March 31, 2022 and December 31, 2021	(13,210)	(13,210)
Accumulated deficit	(81,810,721)	(79,906,080)
Total stockholders’ equity	22,577,149	24,149,925
Total liabilities and stockholders’ equity	$24,507,763	$25,877,480

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Grant revenue	$125,008	$242,061
Cost of grant revenue	125,008	242,061
Gross profit	—	—

Operating expenses:
Research and development	828,547	260,880
General and administrative	852,949	600,686
Sales and marketing	219,429	62,578
Total operating expenses	1,900,925	924,144

Loss from operations	(1,900,925)	(924,144)

Interest expense, net	(3,716)	(6)

Net loss	$(1,904,641)	$(924,150)

Net loss per share – basic and diluted	$(0.31)	$(0.17)

Weighted average number of shares outstanding – basic and diluted	6,155,352	5,344,025

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,904,641)	$(924,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,190	29,515
Stock-based compensation	231,765	61,933
Stock issued for services	100,100	68,680
Decrease (increase) in operating assets:
Accounts receivable	(28,875)	44,400
Prepaid expenses and other assets	(62,721)	(17,715)
Increase (decrease) in operating liabilities:
Accounts payable	249,533	5,306
Accrued expenses	(46,474)	(111,306)
Net cash used in operating activities	(1,417,123)	(843,337)

Cash flows from investing activities:
Purchase of property and equipment	(11,031)	(1,462)
Acquisition of intangible assets	(16,585)	(29,275)
Net cash used in investing activities	(27,616)	(30,737)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	21,204,609
Exercise of options and warrants	—	3,301,226
Net cash provided by financing activities	—	24,505,835

Net increase (decrease) in cash and cash equivalents	(1,444,739)	23,631,761
Cash and cash equivalents at beginning of period	23,170,149	3,157,256
Cash and cash equivalents at end of period	$21,725,410	$26,789,017

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2020	3,265,740	$3,266	$78,974,964	1,321	$(13,210)	$(75,135,811)	$3,829,209
Issuance of shares of common stock in public offering	1,352,975	1,353	21,203,256	—	—	—	21,204,609
Exercise of options and warrants	1,250,652	1,250	3,299,976	—	—	—	3,301,226
Stock issued for services	4,000	4	68,676	—	—	—	68,680
Stock-based compensation	—	—	61,933	—	—	—	61,933
Net loss for the three months ended March 31, 2021	—	—	—	—	—	(924,150)	(924,150)
Balances at March 31, 2021	5,873,367	$5,873	$103,608,805	1,321	$(13,210)	$(76,059,961)	$27,541,507

Balances at December 31, 2021	5,893,767	$5,894	$104,063,321	1,321	$(13,210)	$(79,906,080)	$24,149,925
Exercise of options	1,351	1	(1)	—	—	—	—
Stock issued for services	10,000	10	100,090	—	—	—	100,100
Stock-based compensation	—	—	231,765	—	—	—	231,765
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(1,904,641)	(1,904,641)
Balances at March 31, 2022	5,905,118	$5,905	$104,395,175	1,321	$(13,210)	$(81,810,721)	$22,577,149

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The balance sheet at December 31, 2021 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 25, 2022.

In the opinion of management, these financial statements reflect all normal recurring, and other adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

Net Loss Per Share

In accordance with Accounting Standards Codification 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three months ended March 31, 2022 and 2021, the Company included pre-funded warrants to purchase 253,828 shares of common stock in its computation of net loss per share. The pre-funded warrants were issued in November 2019 with an exercise price of $0.001.

In periods with a net loss, no common share equivalents are included in the computation of diluted net loss per share because their effect would be anti-dilutive. At March 31, 2022, potentially dilutive shares outstanding amounted to 1,382,402 shares and exclude prefunded warrants to purchase shares of common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Intangible Assets

Intangible assets, net consisted of the following:

	March 31,	December 31,
	2022	2021
	(unaudited)
Patents	$1,150,426	$1,133,841
Other intangible assets	1,391,479	1,391,479
	2,541,905	2,525,320
Accumulated amortization – patents	(171,142)	(158,516)
Accumulated amortization – other intangible assets	(335,340)	(311,154)
	$2,035,423	$2,055,650

Amortization expense amounted to $36,812 and $23,698 for the three months ended March 31, 2022 and 2021, respectively. Amortization expense for the succeeding five years and thereafter is $110,732 (2022), $147,642 (2023-2026) and $1,016,200 (thereafter).

At March 31, 2022 and December 31, 2021, the Company had capitalized $317,923 and $306,640, respectively, for costs related to patents that have not been awarded.

Note 4 – Lease

The Company previously leased 14,782 square feet of office and laboratory space located in Austin, Texas and subleased approximately seventy-five percent (75%) of this space to a third party. This lease and sublease expired concurrently on May 31, 2021.

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

Future minimum payments under the lease are as follows:

For the Year Ended December 31,
2022 (remaining)	$57,659
2023	78,517
2024	80,552
2025	82,587
2026	56,132
Total lease payments	355,447
Less: imputed interest	(43,090)
Total lease liability	$312,357

At March 31, 2022, the remaining lease term was 53 months.

For the three months ended March 31, 2022 and 2021, operating cash flows for lease payments totaled $18,824 and $49,889 respectively. For the three months ended March 31, 2022 and 2021, operating lease cost, recognized on a straight-line basis, totaled $19,018 and $48,488, respectively.

Note 5 – Commitments and Contingencies

License Agreement

In 2015, the Company entered into licensing agreements which expire in February 2033. Per the agreements, the Company has an exclusive royalty-free license associated with semiconductor power switches which enhances its intellectual property portfolio. The agreements include both fixed payments, all of which were paid prior to 2017, and ongoing variable payments. The variable payments are a function of the number of associated patent filings pending and patents issued under the agreements. The Company will pay $10,000 for each patent filing pending and $20,000 for each patent issued annually with one-half the annual payment due within 20 days of December 21st of each year and one-half annual the payment due within 20 days of June 21st of each year of the agreements, up to a maximum of $100,000 per year (i.e. five issued patents). All five patents associated with the agreements are issued.

At March 31, 2022 and December 31, 2021, the other long-term liability for the estimated present value of future payments under the licensing agreements was $922,439 and $917,100, respectively. The Company is accruing interest for future payments related to the issued patents associated with these agreements.

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

COVID-19 Pandemic

As of the date of these financial statements, the COVID-19 pandemic continues throughout the United States and the rest of the world. The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, including, among other things, the duration and spread of COVID-19 and its related variants, the timing, scope and efficacy of vaccination efforts, additional governmental restrictions in response to the COVID-19 pandemic and the overall economy, all of which are highly uncertain and cannot be predicted. If the COVID-19 pandemic contributes to additional significant volatility in the global financial markets in the future, the Company’s ability to raise additional capital, if necessary, on acceptable terms or at all, may be impacted, though such risk has not materialized to date. If the financial markets and/or the overall economy are negatively impacted for an extended period, the Company’s operating results may be materially and adversely affected.

Note 6 — Common Stock

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

Stock Issuances

In January 2022, the Company issued 10,000 unregistered shares of common stock, valued at $100,100 at the time of issuance, to a third-party vendor as compensation for services performed. In February 2021, the Company issued 4,000 unregistered shares of common stock, valued at $68,680 at the time of issuance, to a third-party vendor as compensation for services performed.

Note 7 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was last amended in June 2021. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.At March 31, 2022, 412,945 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Life
	Options	Price	(in years)
Outstanding at December 31, 2021	492,886	$7.35	7.6
Granted	23,096	$11.11
Exercised	(3,750)	$5.36
Forfeited	(16,250)	$9.33
Outstanding at March 31, 2022	495,982	$7.48	7.2
Exercisable at March 31, 2022	386,828	$6.46	6.6

During the three months ended March 31, 2022, the Company granted 13,096 stock options to Board members and 10,000 stock options to employees under the Plan. The estimated fair value of these stock options, calculated using the Black-Scholes option valuation model, was $185,889, $29,998 of which was recognized during the three months ended March 31, 2022.

In January 2022, the Compensation of the Company’s Board of Directors (the “Board”) approved a modification of stock option grants to David Eisenhaure, the Company’s former Chairman of the Board, whom passed away in Octobor 2021. The modification extended the post-termination exercise period of his vested stock option grants from 12 months to 5 years. During the three months ended March 31, 2022, the Company recognized $49,327 of expense related to this modification.

At December 31, 2021 and March 31, 2022, there were 100,000 unvested restricted stock units (“RSUs”) outstanding. No RSUs were granted, vested or forfeited during the three months ended March 31, 2022.

At March 31, 2022, there was $1,650,209 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.3 years.

Note 8 — Warrants

At March 31, 2022 and December 31, 2021, the Company had 786,420 warrants outstanding with a weighted average exercise price of $5.19 per share and 253,828 pre-funded warrants outstanding with an exercise price of $0.001 per share. The weighted average remaining life, excluding the 253,828 pre-funded warrants with no expiration date, of the outstanding warrants is 3.0 years.

At March 31, 2022, all warrants were exercisable, although the warrants held by certain of the Company’s warrant holders may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such warrant holder does not exceed 4.99% (or, at the investor’s election, 9.99%) of the outstanding shares of the Company’s common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include, but are not limited to, statements regarding our future financial performance, business condition and results of operations and pursuing additional government funding. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2021 financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

Ideal Power Inc. is located in Austin, Texas. The Company is solely focused on the further development and commercialization of its Bidirectional bipolar junction TRANsistor (B-TRAN™) solid state switch technology.

To date, operations have been funded primarily through the sale of common stock and warrants. Total revenue generated from inception to date as of March 31, 2022 amounted to $16.0 million with approximately $12.4 million of that revenue from discontinued operations and the remainder from grant revenue for bidirectional power switch development. Revenue was $125,008 and $242,061 in the three months ended March 31, 2022 and 2021, respectively. Revenue for both the three months ended March 31, 2022 and 2021 related to government grants. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology.

COVID-19 Impact

As of the date of this report, the COVID-19 pandemic continues throughout the United States and the rest of the world. The ultimate extent of the impact of COVID-19 on our financial performance will depend on future developments, including, among other things, the duration and spread of COVID-19 and its related variants, the timing, scope and efficacy of vaccination efforts, additional governmental restrictions in response to the COVID-19 pandemic, and the overall economy, all of which are highly uncertain and cannot be predicted. If the COVID-19 pandemic contributes to significant additional volatility in the global financial markets in the future, our ability to raise additional capital, if necessary, on acceptable terms or at all, may be impacted, though such risk has not materialized to date. If the financial markets and/or the overall economy are negatively impacted for an extended period, our operating results may be materially and adversely affected.

While the COVID-19 pandemic has caused some disruption to our business, it has not had a material adverse impact on our operations to date. However, the COVID-19 pandemic may disrupt our business in the future and cause electrical component shortages and unavailability, difficulties in securing fabrication capacity, delays in critical development and commercialization activities and/or result in potential incremental costs associated with mitigating the effects of the COVID-19 pandemic. There has been a significant disruption in the supply chain for semiconductors due both to the COVID-19 pandemic and increased demand for semiconductors. While this disruption has not materially impacted us to date, it may materially and adversely impact us in the future. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus and its related variants, the duration of the pandemic, the timing, scope and efficacy of vaccination efforts and additional actions that may be taken by governmental authorities in response to the pandemic, makes it difficult to forecast the effects on our business and results of operations for the remainder of 2022 and thereafter.

Results of Operations

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

Grant Revenues. Grant revenues for the three months ended March 31, 2022 and 2021 were $125,008 and $242,061, respectively. The grant revenues relate primarily to a $1.2 million subcontract with Diversified Technologies, Inc. (“DTI”) to supply B-TRAN™ devices as part of a two-year contract awarded to DTI by the United States Naval Sea Systems Command (“NAVSEA”) for the development and demonstration of a B-TRAN™ enabled high efficiency direct current solid state circuit breaker (“SSCB”). The program started in late June 2020. In September 2021, we entered into and began work under a $50,000 subcontract with DTI under a Phase I Small Business Innovation Research (“SBIR”) grant from the Department of Energy (“DOE”) to develop a B-TRAN™-driven low loss alternating current SSCB. We completed our work under this subcontract in February 2022. We expect the grant revenue related to the subcontract with DTI for the NAVSEA program to continue over the next quarter with minimal revenue recognized thereafter through completion of the NAVSEA demonstration. We also expect to pursue additional government funding that may result in additional grant revenues in the future.

We expect to introduce our initial product for commercial sale in late 2022.

Cost of Grant Revenues. Cost of grant revenues for the three months ended March 31, 2022 and 2021 was $125,008 and $242,061, respectively. The cost of grant revenues relates to the subcontracts with DTI discussed above and are equal to the associated grant revenues resulting in no gross profit. We expect no gross profit under the remaining subcontract with DTI or from other grants that we are pursuing or may pursue in the remainder of 2022.

Research and Development Expenses. Research and development expenses increased by $567,667, or 218%, to $828,547 in the three months ended March 31, 2022 from $260,880 in the three months ended March 31, 2021. The increase was due to higher semiconductor fabrication costs of $250,537, personnel costs of $99,917, stock-based compensation expense of $82,177, professional fees of $52,722, contract labor of $39,608, engineering services of $36,360 and other B-TRAN™ development spending of $6,346. In the three months ended March 31, 2021, all of our semiconductor fabrication costs were funded by government grants. In the three months ended March 31, 2022, a majority of our semiconductor fabrication costs were not funded by government grants. We expect higher research and development expenses in the remainder of 2022 as we continue to accelerate development of our B-TRAN™ technology and self-fund, at least in the short term, semiconductor fabrication costs and other development previously funded through government grants. Research and development expenses will be subject to quarterly variability due primarily to the number, size and timing of semiconductor fabrication runs and their associated cost.

General and Administrative Expenses. General and administrative expenses increased by $252,263, or 42%, to $852,949 in the three months ended March 31, 2022 from $600,686 in the three months ended March 31, 2021. The increase was due to higher investor relations spending, inclusive of services paid in stock, of $107,128, board of directors’ search and placement fees and expenses of $85,941, stock-based compensation expense of $55,301 and other general and administrative spending of $3,893. We expect relatively flat to slightly lower general and administrative expenses in the remainder of 2022.

Sales and Marketing Expenses. Sales and marketing expenses increased by $156,851, or 251%, to $219,429 in the three months ended March 31, 2022 from $62,578 in the three months ended March 31, 2021. The increase was due to higher personnel costs of $93,956 as we hired our first two sales and marketing employees in 2021, stock-based compensation expense of $32,355 and other spending as we work towards commercializing our B-TRAN™ technology of $30,540. We expect higher sales and marketing expenses in the remainder of 2022 as we engage more broadly with prospective customers and commercialize our B-TRAN™ technology.

Loss from Operations. Our loss from operations for the three months ended March 31, 2022 was $1,900,925, or 106% higher, as compared to the $924,144 loss from operations for the three months ended March 31, 2021, for the reasons discussed above.

Interest Expense, Net. Interest expense, net was $3,716 for the three months ended March 31, 2022 compared to $6 for the three months ended March 31, 2021.

Net Loss. Our net loss for the three months ended March 31, 2022 was $1,904,641, or 106% higher, as compared to a net loss of $924,150 for the three months ended March 31, 2021, for the reasons discussed above.

Liquidity and Capital Resources

We currently generate grant revenue only. We expect to generate grant revenue and potentially commercial revenue in 2022, depending on the ultimate date that our initial product is introduced for commercial sale. We have incurred losses since inception. We have funded our operations to date through the sale of common stock and warrants.

At March 31, 2022, we had cash and cash equivalents of $21.7 million. Our net working capital at March 31, 2022 was $21.4 million. We had no outstanding debt at March 31, 2022. Accordingly, management expects that our cash and cash equivalents will be sufficient to fund our activities for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q; however, we may require additional funds to fully implement our plan of operation.

Operating activities in the three months ended March 31, 2022 resulted in cash outflows of $1,417,123, which were due to the net loss for the period of $1,904,641, partly offset by stock-based compensation of $231,765, favorable balance sheet timing of $111,463, stock issued for services of $100,100 and depreciation and amortization of $44,190. Operating activities in the three months ended March 31, 2021 resulted in cash outflows of $843,337, which were due to the net loss for the period of $924,150 and unfavorable balance sheet timing $79,315, partly offset by stock issued for services of $68,680, stock-based compensation of $61,933 and depreciation and amortization of $29,515.

We expect an increase in cash outflows from operating activities throughout 2022 as we continue to accelerate development and commercialization of our B-TRAN™ technology.

Investing activities in the three months ended March 31, 2022 and 2021 resulted in cash outflows of $27,616 and $30,737, respectively, for the acquisition of intangible assets and fixed assets.

Financing activities in the three months ended March 31, 2022 did not result in any cash inflows or outflows. Financing activities in the three months ended March 31, 2021 resulted in cash inflows of $21,204,609 from the net proceeds from our Public Offering (as defined below) in February 2021 and $3,301,226 from the exercise of warrants and stock options.

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

Critical Accounting Estimates

There have been no significant changes during the three months ended March 31, 2022 to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Trends, Events and Uncertainties

There are no material changes from trends, events or uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial and accounting officer) of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022 and has concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2022, we issued 10,000 unregistered shares of common stock, valued at $100,100 at the time of issuance, to a third-party vendor as compensation for services performed. The shares of common stock were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act.

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

Dated May 16, 2022	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer