Form 10-Q
period 2022-06-30
Ideal Power Inc.
filed 2022-08-15
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the issuer had 5,903,797 shares of common stock, par value $0.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$20,020,712	$23,170,149
Accounts receivable, net	147,162	233,262
Prepayments and other current assets	261,949	43,900
Total current assets	20,429,823	23,447,311

Property and equipment, net	53,265	56,158
Intangible assets, net	2,037,412	2,055,650
Right of use asset	278,388	307,172
Other assets	11,189	11,189
Total assets	$22,810,077	$25,877,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,764	$130,500
Accrued expenses	499,024	353,507
Current portion of lease liability	61,688	58,864
Total current liabilities	578,476	542,871

Long-term lease liability	236,195	267,584
Other long-term liabilities	877,778	917,100
Total liabilities	1,692,449	1,727,555

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,905,118 shares issued and 5,903,797 shares outstanding at June 30, 2022 and 5,893,767 shares issued and 5,892,446 shares outstanding at December 31, 2021	5,905	5,894
Additional paid-in capital	104,625,648	104,063,321
Treasury stock, at cost, 1,321 shares at June 30, 2022 and December 31, 2021	(13,210)	(13,210)
Accumulated deficit	(83,500,715)	(79,906,080)
Total stockholders’ equity	21,117,628	24,149,925
Total liabilities and stockholders’ equity	$22,810,077	$25,877,480

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Grant revenue	$50,978	$84,705	$175,986	$326,766
Cost of grant revenue	50,978	84,705	175,986	326,766
Gross profit	—	—	—	—

Operating expenses:
Research and development	728,383	560,693	1,556,930	821,573
General and administrative	734,637	603,518	1,587,586	1,204,204
Sales and marketing	233,152	112,033	452,581	174,611
Total operating expenses	1,696,172	1,276,244	3,597,097	2,200,388

Loss from operations	(1,696,172)	(1,276,244)	(3,597,097)	(2,200,388)

Other income:
Interest income (expense), net	6,178	(1,856)	2,462	(1,862)
Gain on forgiveness of long-term debt	—	91,407	—	91,407
Total other income	6,178	89,551	2,462	89,545

Net loss	$(1,689,994)	$(1,186,693)	$(3,594,635)	$(2,110,843)

Net loss per share – basic and diluted	$(0.27)	$(0.19)	$(0.58)	$(0.37)

Weighted average number of shares outstanding – basic and diluted	6,157,625	6,125,874	6,156,495	5,737,109

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,594,635)	$(2,110,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89,051	70,343
Write-off of capitalized patents	—	528
Stock-based compensation	462,238	153,644
Stock issued for services	100,100	68,680
Gain on forgiveness of long-term debt	—	(91,407)
Decrease (increase) in operating assets:
Accounts receivable	86,100	37,916
Prepaid expenses and other assets	(189,265)	(57,663)
Increase (decrease) in operating liabilities:
Accounts payable	(112,736)	57,123
Accrued expenses and other liabilities	77,630	70,584
Net cash used in operating activities	(3,081,517)	(1,801,095)

Cash flows from investing activities:
Purchase of property and equipment	(12,248)	(32,919)
Acquisition of intangible assets	(55,672)	(112,100)
Net cash used in investing activities	(67,920)	(145,019)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	21,204,609
Exercise of options and warrants	—	3,301,226
Net cash provided by financing activities	—	24,505,835

Net increase (decrease) in cash and cash equivalents	(3,149,437)	22,559,721
Cash and cash equivalents at beginning of period	23,170,149	3,157,256
Cash and cash equivalents at end of period	$20,020,712	$25,716,977

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Stockholders’ Equity

For the Three-Month Periods during the Six Months Ended June 30, 2022 and 2021

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2020	3,265,740	$3,266	$78,974,964	1,321	$(13,210)	$(75,135,811)	$3,829,209
Issuance of shares of common stock in public offering	1,352,975	1,353	21,203,256	—	—	—	21,204,609
Exercise of options and warrants	1,250,652	1,250	3,299,976	—	—	—	3,301,226
Stock issued for services	4,000	4	68,676	—	—	—	68,680
Stock-based compensation	—	—	61,933	—	—	—	61,933
Net loss for the three months ended March 31, 2021	—	—	—	—	—	(924,150)	(924,150)
Balances at March 31, 2021	5,873,367	5,873	103,608,805	1,321	(13,210)	(76,059,961)	27,541,507
Stock-based compensation	—	—	91,711	—	—	—	91,711
Net loss for the three months ended June 30, 2021	—	—	—	—	—	(1,186,693)	(1,186,693)
Balances at June 30, 2021	5,873,367	$5,873	$103,700,516	1,321	$(13,210)	$(77,246,654)	$26,446,525

Balances at December 31, 2021	5,893,767	$5,894	$104,063,321	1,321	$(13,210)	$(79,906,080)	$24,149,925
Exercise of options	1,351	1	(1)	—	—	—	—
Stock issued for services	10,000	10	100,090	—	—	—	100,100
Stock-based compensation	—	—	231,765	—	—	—	231,765
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(1,904,641)	(1,904,641)
Balances at March 31, 2022	5,905,118	5,905	104,395,175	1,321	(13,210)	(81,810,721)	22,577,149
Stock-based compensation	—	—	230,473	—	—	—	230,473
Net loss for the three months ended June 30, 2022	—	—	—	—	—	(1,689,994)	(1,689,994)
Balances at June 30, 2022	5,905,118	$5,905	$104,625,648	1,321	$(13,210)	$(83,500,715)	$21,117,628

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

Since its inception, the Company has financed its research and development efforts and operations primarily through the sale of common stock and warrants. The Company’s continued operations are dependent upon, among other things, its ability to obtain adequate sources of funding through future revenues, securities offerings, debt financing, co-development agreements, government grants, sale or licensing of developed intellectual property or other alternatives.

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

Net Loss Per Share

In accordance with Accounting Standards Codification 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three and six months ended June 30, 2022 and 2021, the Company included pre-funded warrants to purchase 253,828 shares of common stock in its computation of net loss per share. The pre-funded warrants were issued in November 2019 with an exercise price of $0.001.

In periods with a net loss, no common share equivalents are included in the computation of diluted net loss per share because their effect would be anti-dilutive. At June 30, 2022, potentially dilutive shares outstanding amounted to 1,400,368 shares and exclude prefunded warrants to purchase shares of common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Intangible Assets

Intangible assets, net consisted of the following:

	June 30,	December 31,
	2022	2021
	(unaudited)
Patents	$1,189,513	$1,133,841
Other intangible assets	1,391,479	1,391,479
	2,580,992	2,525,320
Accumulated amortization – patents	(184,053)	(158,516)
Accumulated amortization – other intangible assets	(359,527)	(311,154)
	$2,037,412	$2,055,650

Amortization expense amounted to $37,098 and $73,910 for the three and six months ended June 30, 2022, respectively, and $35,177 and $58,875 for the three and six months ended June 30, 2021, respectively. Amortization expense for the succeeding five years and thereafter is $74,462 (remaining six months of 2022), $148,925 (2023-2026) and $1,028,786 (thereafter).

At June 30, 2022 and December 31, 2021, the Company had capitalized $338,464 and $306,640, respectively, for costs related to patents that have not been awarded.

Note 4 – Loans

In May 2020, the Company entered into a Loan Agreement and Promissory Note (collectively the "PPP Loan") with BBVA USA pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") administered by the U.S. Small Business Administration ("SBA"). The Company received total proceeds of $91,407 from the unsecured PPP Loan. The PPP Loan was scheduled to mature in May 2022 and had an interest rate of 1.00% per annum and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. In accordance with the requirements of the CARES Act and the PPP, the Company used the proceeds from the PPP Loan primarily for payroll costs. The Company applied for forgiveness of the PPP Loan during the first quarter of 2021. In May 2021, the SBA approved forgiveness of the Company's PPP Loan in the principal amount of $91,407, including accrued interest. The $91,407 gain on forgiveness of the PPP Loan is shown in other income (expenses) in the financial statements for the three and six months ended June 30, 2021 and represents a non-cash financing activity.

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

Future minimum payments under the lease are as follows:

For the Year Ended December 31,
2022 (remaining)	$38,666
2023	78,517
2024	80,552
2025	82,587
2026	56,132
Total lease payments	336,454
Less: imputed interest	(38,571)
Total lease liability	$297,883

At June 30, 2022, the remaining lease term was 50 months.

For the three months ended June 30, 2022 and 2021, operating cash flows for lease payments totaled $18,993 and $39,534, respectively, and for the six months ended June 30, 2022 and 2021, operating cash outflows for lease payments totaled $37,817 and $89,423, respectively. For the three months ended June 30, 2022 and 2021, operating lease cost, recognized on a straight-line basis, totaled $19,017 and $38,664, respectively, and for the six months ended June 30, 2022 and 2021, operating lease cost, recognized on a straight-line basis, totaled $38,035 and $87,152, respectively.

Note 6 – Commitments and Contingencies

License Agreement

In 2015, the Company entered into licensing agreements which expire in February 2033. Pursuant to these agreements, the Company has an exclusive royalty-free license associated with semiconductor power switches which enhances its intellectual property portfolio. The agreements include both fixed payments, all of which were paid prior to 2017, and ongoing variable payments. The variable payments are a function of the number of associated patent filings pending and patents issued under the agreements. The Company will pay $10,000 for each patent filing pending and $20,000 for each patent issued annually with one-half the annual payment due within 20 days of December 21st of each year and one-half annual the payment due within 20 days of June 21st of each year of the agreements, up to a maximum of $100,000 per year (i.e. five issued patents). All five patents associated with the agreements are issued.

At June 30, 2022 and December 31, 2021, the other long-term liability for the estimated present value of future payments under the licensing agreements was $877,778 and $917,100, respectively. The Company is accruing interest for future payments related to the issued patents associated with these agreements.

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

Note 7 — Common Stock

Public Offering

In February 2021, the Company issued and sold 1,352,975 shares of its common stock, including 176,475 additional shares of common stock pursuant to the exercise of the underwriter’s option to purchase additional shares in full, in an underwritten public offering at a price of $17.00 per share (the “Public Offering”). The net proceeds to the Company from the Public Offering were $21.2 million. The Company is utilizing, and expects to continue to utilize, the net proceeds from the Public Offering to fund commercialization and development of its B-TRAN™ technology and general corporate and working capital purposes.

Stock Issuances

In January 2022, the Company issued 10,000 unregistered shares of common stock, valued at $100,100 at the time of issuance, to a third-party vendor as compensation for services performed. In February 2021, the Company issued 4,000 unregistered shares of common stock, valued at $68,680 at the time of issuance, to a third-party vendor as compensation for services performed.

Note 8 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was last amended in June 2021. The Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”). At June 30, 2022, 394,979 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Life
	Options	Price	(in years)
Outstanding at December 31, 2021	492,886	$7.35	7.6
Granted	41,062	$10.32
Exercised	(3,750)	$5.36
Forfeited	(16,250)	$9.33
Outstanding at June 30, 2022	513,948	$7.54	7.0
Exercisable at June 30, 2022	404,426	$6.64	6.5

During the six months ended June 30, 2022, the Company granted 31,062 stock options to Board members and 10,000 stock options to employees under the Plan. The estimated fair value of these stock options, calculated using the Black-Scholes option valuation model, was $305,890, of which $105,488 was recognized during the six months ended June 30, 2022.

In January 2022, the Compensation Committee of the Board approved a modification of stock option grants to David Eisenhaure, the Company’s former Chairman of the Board, who passed away in October 2021. The modification extended the post-termination exercise period of his vested stock option grants from 12 months to 5 years. During the six months ended June 30, 2022, the Company recognized $49,327 of expense related to this modification.

At June 30, 2022 and December 31, 2021, there were 100,000 unvested restricted stock units (“RSUs”) outstanding. No RSUs were granted, vested or forfeited during the six months ended June 30, 2022.

At June 30, 2022, there was $1,539,738 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.1 years.

Note 9 — Warrants

At June 30, 2022 and December 31, 2021, the Company had 786,420 warrants outstanding at a weighted average exercise price of $5.19 per share, and 253,828 pre-funded warrants outstanding with an exercise price of $0.001 per share. The weighted average remaining life, excluding the 253,828 pre-funded warrants with no expiration date, of the outstanding warrants is 2.7 years.

At June 30, 2022, all warrants are exercisable, although the warrants held by certain of the Company’s warrant holders may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such warrant holder does not exceed 4.99% (or, at the investor’s election, 9.99%) of the outstanding shares of the Company’s common stock.

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

To date, operations have been funded primarily through the sale of common stock and warrants. Total revenue generated from inception to date as of June 30, 2022 amounted to $16.1 million with approximately $12.4 million of that revenue from discontinued operations and the remainder from grant revenue for bidirectional power switch development. Revenue was $50,978 and $175,986 in the three months and six months ended June 30, 2022, respectively, and $84,705 and $326,766 in the three and six months ended June 30, 2021, respectively. Revenue for the three and six months ended June 30, 2022 and 2021 related to government grants. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology.

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

Results of Operations

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021

Grant Revenues. Grant revenues for the three months ended June 30, 2022 and 2021 were $50,978 and $84,705, respectively. The grant revenues relate to a $1.2 million subcontract with Diversified Technologies, Inc. (“DTI”) to supply B-TRAN™ devices as part of a two-year contract awarded to DTI by the United States Naval Sea Systems Command (“NAVSEA”) for the development and demonstration of a B-TRAN™ enabled high efficiency direct current solid state circuit breaker (“SSCB”). In June 2022, NAVSEA approved a 6-month extension to the program and the program is currently expected to be completed by the end of the year. We expect the remaining grant revenue of $64,671 related to this subcontract to be recognized during the third and fourth quarters of this year. We also expect to pursue additional government funding that may result in additional grant revenues in the future.

We expect to introduce our initial product for commercial sale as early as late 2022.

Cost of Grant Revenues. Cost of grant revenues for the three months ended June 30, 2022 and 2021 was $50,978 and $84,705, respectively. The cost of grant revenues relates to the subcontract with DTI discussed above and are equal to the associated grant revenues resulting in no gross profit. We expect no gross profit under the subcontract with DTI or from other grants that we are pursuing or may pursue in the remainder of 2022.

Research and Development Expenses. Research and development expenses increased by $167,690, or 30%, to $728,383 in the three months ended June 30, 2022 from $560,693 in the three months ended June 30, 2021. The increase was due to higher semiconductor fabrication costs of $115,061, wafer and driver component costs of $95,212 and higher stock-based compensation expense of $70,689, partly offset by lower contract labor costs of $71,692 and other B-TRAN™ development spending of $41,580. In the three months ended June 30, 2021, our semiconductor fabrication costs were partially funded by government grants. In the three months ended June 30, 2022, almost all of our semiconductor fabrication costs were not funded by government grants. We expect higher research and development expenses in the remainder of 2022 as we continue to accelerate development of our B-TRAN™ technology and self-fund, at least in the short term, semiconductor fabrication costs and other development previously funded through government grants. Research and development expenses will be subject to quarterly variability due primarily to the number, size and timing of semiconductor fabrication runs and their associated cost as well as the timing and cost of other major development activities.

General and Administrative Expenses. General and administrative expenses increased by $131,119, or 22%, to $734,637 in the three months ended June 30, 2022 from $603,518 in the three months ended June 30, 2021. The increase was due to higher stock-based compensation expense of $45,974, professional fees of $27,581, Board fees and expenses of $20,554, personnel costs of $18,392 and other costs of $18,618. We expect flat to modestly lower general and administrative expenses in the remainder of 2022.

Sales and Marketing Expenses. Sales and marketing expenses increased by $121,119, or 108%, to $233,152 in the three months ended June 30, 2022 from $112,033 in the three months ended June 30, 2021. The increase was due to higher personnel costs of $44,578, as we hired our first two sales and marketing employees in 2021, professional fees of $22,633, stock-based compensation expense of $22,100, travel costs of $15,392 and other spending of $16,416. We expect higher sales and marketing expenses in the remainder of 2022 as we engage more broadly with prospective customers and continue the commercialization of our B-TRAN™ technology.

Loss from Operations. Our loss from operations for the three months ended June 30, 2022 was $1,696,172, or 33% higher, than the $1,276,244 loss from operations for the three months ended June 30, 2021 for the reasons discussed above.

Other Income. Other income was $6,178 for the three months ended June 30, 2022 compared to $89,551 for the three months ended June 30, 2021. The other income in the three months ended June 30, 2021 related primarily to a gain on forgiveness of long-term debt of $91,407.

Net Loss. Our net loss for the three months ended June 30, 2022 was $1,689,994, or 42% higher, as compared to a net loss of $1,186,693 for the three months ended June 30, 2021, for the reasons discussed above.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

Grant Revenues. Grant revenues for the six months ended June 30, 2022 and 2021 were $175,986 and $326,766, respectively. The grant revenues relate primarily to a $1.2 million subcontract with DTI discussed above.

In September 2021, we entered into and began work under a $50,000 subcontract with DTI under a Phase I Small Business Innovation Research (“SBIR”) grant from the U.S. Department of Energy to develop a B-TRAN™-driven low loss alternating current SSCB. We completed our work under this subcontract in February 2022.

Cost of Grant Revenues. Cost of grant revenues for the six months ended June 30, 2022 and 2021 was $175,986 and $326,766, respectively. The cost of grant revenues relates to the subcontracts with DTI discussed above and are equal to the associated grant revenues resulting in no gross profit.

Research and Development Expenses. Research and development expenses increased by $735,357, or 90%, to $1,556,930 in the six months ended June 30, 2022 from $821,573 in the six months ended June 30, 2021. The increase was due to higher semiconductor fabrication costs of $365,598, stock-based compensation expense of $152,865, personnel costs of $110,903, wafer and driver component costs of $96,594 and other B-TRAN™ spending of $9,397. In the six months ended June 30, 2021, our semiconductor fabrication costs were partially funded by government grants. In the six months ended June 30, 2022, almost all of our semiconductor fabrication costs were not funded by government grants.

General and Administrative Expenses. General and administrative expenses increased by $383,382, or 32%, to $1,587,586 in the six months ended June 30, 2022 from $1,204,204 in the six months ended June 30, 2021. The increase was due to higher investor relations spending, inclusive of services paid in stock, of $109,770, stock-based compensation expense of $101,275, Board search and placement fees and expenses of $91,495, professional fees of $31,645, insurance of $23,448 and other costs of $25,749.

Sales and Marketing Expenses. Sales and marketing expenses increased by $277,970, or 159%, to $452,581 in the six months ended June 30, 2022 from $174,611 in the six months ended June 30, 2021. The increase was due to higher personnel costs of $138,534, as we hired our first two sales and marketing employees in 2021, stock-based compensation of $54,455, travel costs of $29,056, professional fees of $23,800 and other spending of $32,125.

Loss from Operations. Our loss from operations for the six months ended June 30, 2022 was $3,597,097, or 63% higher, than the $2,200,388 loss from operations for the six months ended June 30, 2021 for the reasons discussed above.

Other Income. Other income was $2,462 for the six months ended June 30, 2022 compared to $89,545 for the six months ended June 30, 2021. The other income in the six months ended June 30, 2021 related primarily to a gain on forgiveness of long-term debt of $91,407.

Net Loss. Our net loss for the six months ended June 30, 2022 was $3,594,635, or 70% higher, as compared to a net loss of $2,110,843 for the six months ended June 30, 2021, for the reasons discussed above.

Liquidity and Capital Resources

We currently generate grant revenue only. We expect to generate grant revenue and potentially commercial revenue in late 2022, depending on the ultimate date that our initial product is introduced for commercial sale and the timing of any development agreements that we may enter into with potential customers. We have incurred losses since inception. We have funded our operations to date through the sale of common stock and warrants.

At June 30, 2022, we had cash and cash equivalents of $20.0 million. Our net working capital at June 30, 2022 was $19.9 million. We had no outstanding debt at June 30, 2022. Accordingly, we expect that our cash and cash equivalents will be sufficient to fund our activities for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q; however, we may require additional funds to fully implement our plan of operation and business strategy.

Operating activities in the six months ended June 30, 2022 resulted in cash outflows of $3,081,517, which were due to the net loss for the period of $3,594,635 and unfavorable changes in net working capital of $138,271, partly offset by stock-based compensation of $462,238, stock issued for services of $100,100 and depreciation and amortization of $89,051. Operating activities in the six months ended June 30, 2021 resulted in cash outflows of $1,801,095, which were due primarily to the net loss for the period of $2,110,843 and a non-cash gain on loan forgiveness of $91,407, partly offset by stock-based compensation of $153,644, favorable balance sheet timing of $107,960, depreciation and amortization of $70,343 and stock issued for services of $68,680.

We expect an increase in cash outflows from operating activities throughout the remainder of 2022 as we continue to accelerate development and commercialization of our B-TRAN™ technology.

Investing activities in the six months ended June 30, 2022 and 2021 resulted in cash outflows of $67,920 and $145,019, respectively, for the acquisition of intangible assets and fixed assets. We expect an increase in cash outflows from investing activities during the second half of 2022 as we intend to acquire equipment to enhance our internal testing capabilities.

Financing activities in the six months ended June 30, 2022 did not result in any cash inflows or outflows. Financing activities in the six months ended June 30, 2021 resulted in cash inflows of $21,204,609 from the net proceeds from our Public Offering (as defined below) in February 2021 and $3,301,226 from the exercise of warrants and stock options.

Public Offering

In February 2021, we issued and sold 1,352,975 shares of our common stock, including 176,475 additional shares of common stock pursuant to the exercise of the underwriter’s option to purchase additional shares in full, in an underwritten public offering at a price of $17.00 per share (the “Public Offering”). The net proceeds to us from the Public Offering were $21.2 million. We are utilizing, and continue to expect to utilize, the net proceeds from the Public Offering to fund commercialization and development of our B-TRAN™ technology and general corporate and working capital purposes.

Critical Accounting Estimates

There have been no significant changes during the six months ended June 30, 2022 to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial and accounting officer) of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022 and has concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Second Amended and Restated Bylaws of Ideal Power Inc. (incorporated by reference to our Current Report on Form 8-K, filed on June 17, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

10.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
*	Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 15, 2022	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer