Form 10-Q
period 2022-09-30
Ideal Power Inc.
filed 2022-11-14
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the issuer had 5,903,797 shares of common stock, par value $0.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$18,450,537	$23,170,149
Accounts receivable, net	49,328	233,262
Prepayments and other current assets	448,252	43,900
Total current assets	18,948,117	23,447,311

Property and equipment, net	151,192	56,158
Intangible assets, net	2,032,938	2,055,650
Right of use asset	263,667	307,172
Other assets	11,189	11,189
Total assets	$21,407,103	$25,877,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,843	$130,500
Accrued expenses	573,549	353,507
Current portion of lease liability	63,131	58,864
Total current liabilities	656,523	542,871

Long-term lease liability	219,715	267,584
Other long-term liabilities	883,118	917,100
Total liabilities	1,759,356	1,727,555

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,905,118 shares issued and 5,903,797 shares outstanding at September 30, 2022 and 5,893,767 shares issued and 5,892,446 shares outstanding at December 31, 2021	5,905	5,894
Additional paid-in capital	104,859,537	104,063,321
Treasury stock, at cost, 1,321 shares at September 30, 2022 and December 31, 2021	(13,210)	(13,210)
Accumulated deficit	(85,204,485)	(79,906,080)
Total stockholders’ equity	19,647,747	24,149,925
Total liabilities and stockholders’ equity	$21,407,103	$25,877,480

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Grant revenue	$10,675	$121,028	$186,661	$447,794
Cost of grant revenue	10,675	121,028	186,661	447,794
Gross profit	—	—	—	—

Operating expenses:
Research and development	780,151	604,476	2,337,081	1,426,049
General and administrative	768,957	500,942	2,356,543	1,705,146
Sales and marketing	207,443	128,248	660,024	302,859
Total operating expenses	1,756,551	1,233,666	5,353,648	3,434,054

Loss from operations	(1,756,551)	(1,233,666)	(5,353,648)	(3,434,054)

Other income (expense):
Interest income (expense), net	52,781	(5,012)	55,243	(6,874)
Gain on forgiveness of long-term debt	—	—	—	91,407
Total other income (expense)	52,781	(5,012)	55,243	84,533

Net loss	$(1,703,770)	$(1,238,678)	$(5,298,405)	$(3,349,521)

Net loss per share – basic and diluted	$(0.28)	$(0.20)	$(0.86)	$(0.57)

Weighted average number of shares outstanding – basic and diluted	6,157,625	6,125,874	6,156,876	5,868,122

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,298,405)	$(3,349,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134,557	113,607
Write-off of capitalized patents	—	528
Stock-based compensation	696,127	247,512
Stock issued for services	100,100	68,680
Gain on forgiveness of long-term debt	—	(91,407)
Decrease (increase) in operating assets:
Accounts receivable	183,934	(92,240)
Prepaid expenses and other assets	(360,847)	105,687
Increase (decrease) in operating liabilities:
Accounts payable	(110,657)	(44,629)
Accrued expenses and other liabilities	142,458	49,040
Net cash used in operating activities	(4,512,733)	(2,992,743)

Cash flows from investing activities:
Purchase of property and equipment	(118,239)	(43,685)
Acquisition of intangible assets	(88,640)	(139,116)
Net cash used in investing activities	(206,879)	(182,801)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	21,204,609
Exercise of options and warrants	—	3,301,226
Net cash provided by financing activities	—	24,505,835

Net increase (decrease) in cash and cash equivalents	(4,719,612)	21,330,291
Cash and cash equivalents at beginning of period	23,170,149	3,157,256
Cash and cash equivalents at end of period	$18,450,537	$24,487,547

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Stockholders’ Equity

For the Three-Month Periods during the Nine Months Ended September 30, 2022 and 2021

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2020	3,265,740	$3,266	$78,974,964	1,321	$(13,210)	$(75,135,811)	$3,829,209
Issuance of shares of common stock in public offering	1,352,975	1,353	21,203,256	—	—	—	21,204,609
Exercise of options and warrants	1,250,652	1,250	3,299,976	—	—	—	3,301,226
Stock issued for services	4,000	4	68,676	—	—	—	68,680
Stock-based compensation	—	—	61,933	—	—	—	61,933
Net loss for the three months ended March 31, 2021	—	—	—	—	—	(924,150)	(924,150)
Balances at March 31, 2021	5,873,367	5,873	103,608,805	1,321	(13,210)	(76,059,961)	27,541,507
Stock-based compensation	—	—	91,711	—	—	—	91,711
Net loss for the three months ended June 30, 2021	—	—	—	—	—	(1,186,693)	(1,186,693)
Balances at June 30, 2021	5,873,367	5,873	103,700,516	1,321	(13,210)	(77,246,654)	26,446,525
Stock-based compensation	—	—	93,868	—	—	—	93,868
Net loss for the three months ended September 30, 2021	—	—	—	—	—	(1,238,678)	(1,238,678)
Balances at September 30, 2021	5,873,367	$5,873	$103,794,384	1,321	$(13,210)	$(78,485,332)	$25,301,715

Balances at December 31, 2021	5,893,767	$5,894	$104,063,321	1,321	$(13,210)	$(79,906,080)	$24,149,925
Exercise of options	1,351	1	(1)	—	—	—	—
Stock issued for services	10,000	10	100,090	—	—	—	100,100
Stock-based compensation	—	—	231,765	—	—	—	231,765
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(1,904,641)	(1,904,641)
Balances at March 31, 2022	5,905,118	5,905	104,395,175	1,321	(13,210)	(81,810,721)	22,577,149
Stock-based compensation	—	—	230,473	—	—	—	230,473
Net loss for the three months ended June 30, 2022	—	—	—	—	—	(1,689,994)	(1,689,994)
Balances at June 30, 2022	5,905,118	5,905	104,625,648	1,321	(13,210)	(83,500,715)	21,117,628
Stock-based compensation	—	—	233,889	—	—	—	233,889
Net loss for the three months ended September 30, 2022	—	—	—	—	—	(1,703,770)	(1,703,770)
Balances at September 30, 2022	5,905,118	$5,905	$104,859,537	1,321	$(13,210)	$(85,204,485)	$19,647,747

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

Net Loss Per Share

In accordance with Accounting Standards Codification 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three and nine months ended September 30, 2022 and 2021, the Company included pre-funded warrants to purchase 253,828 shares of common stock in its computation of net loss per share. The pre-funded warrants were issued in November 2019 with an exercise price of $0.001.

In periods with a net loss, no common share equivalents are included in the computation of diluted net loss per share because their effect would be anti-dilutive. At September 30, 2022, potentially dilutive shares outstanding amounted to 1,412,368 shares and exclude prefunded warrants to purchase shares of common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Intangible Assets

Intangible assets, net consisted of the following:

	September 30,	December 31,
	2022	2021

Patents	$1,222,481	$1,133,841
Other intangible assets	1,391,479	1,391,479
	2,613,960	2,525,320
Accumulated amortization – patents	(197,309)	(158,516)
Accumulated amortization – other intangible assets	(383,713)	(311,154)
	$2,032,938	$2,055,650

Amortization expense amounted to $37,442 and $111,352 for the three and nine months ended September 30, 2022, respectively, and $36,642 and $95,517 for the three and nine months ended September 30, 2021, respectively. Amortization expense for the succeeding five years and thereafter is $37,700 (remaining three months of 2022), $150,802 (2023-2026) and $1,052,321 (thereafter).

At September 30, 2022 and December 31, 2021, the Company had capitalized $339,709 and $306,640, respectively, for costs related to patents that have not been awarded.

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

Future minimum payments under the lease are as follows:

For the Year Ended December 31,
2022 (remaining)	$19,333
2023	78,517
2024	80,552
2025	82,587
2026	56,132
Total lease payments	317,121
Less: imputed interest	(34,275)
Total lease liability	$282,846

At September 30, 2022, the remaining lease term was 47 months.

For the three months ended September 30, 2022 and 2021, operating cash flows for lease payments totaled $19,333 and $0, respectively, and for the nine months ended September 30, 2022 and 2021, operating cash outflows for lease payments totaled $57,150 and $89,423, respectively. For the three months ended September 30, 2022 and 2021, operating lease cost, recognized on a straight-line basis, totaled $19,018 and $19,017, respectively, and for the nine months ended September 30, 2022 and 2021, operating lease cost, recognized on a straight-line basis, totaled $57,053 and $106,169, respectively.

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

At September 30, 2022 and December 31, 2021, the other long-term liability for the estimated present value of future payments under the licensing agreements was $883,118 and $917,100, respectively. The Company is accruing interest for future payments related to the issued patents associated with these agreements.

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

COVID-19 Pandemic

As of the date of these financial statements, the COVID-19 pandemic continues to spread throughout the United States and the rest of the world. The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, including, among other things, the duration and spread of COVID-19 and its related variants, the timing, scope and efficacy of vaccination efforts, additional governmental restrictions in response to the COVID-19 pandemic and the overall economy, all of which are highly uncertain and cannot be predicted. If the COVID-19 pandemic continues to contribute to significant additional volatility in the global financial markets in the future, the Company’s ability to raise additional capital, if necessary, on acceptable terms or at all, may be impacted, though such risk has not materialized to date. If the financial markets and/or the overall economy are negatively impacted for an extended period, the Company’s operating results may be materially and adversely affected.

While the COVID-19 pandemic has caused some disruption to the Company’s business, it has not had a material adverse impact on the Company’s operations to date.

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

Note 8 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was last amended in June 2021. The Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”). At September 30, 2022, 382,979 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Life
	Options	Price	(in years)
Outstanding at December 31, 2021	492,886	$7.35	7.6
Granted	53,062	$11.06
Exercised	(3,750)	$5.36
Forfeited	(16,250)	$9.33
Outstanding at September 30, 2022	525,948	$7.68	6.9
Exercisable at September 30, 2022	413,688	$6.73	6.3

During the nine months ended September 30, 2022, the Company granted 31,062 stock options to Board members and 22,000 stock options to employees under the Plan. The estimated fair value of these stock options, calculated using the Black-Scholes option valuation model, was $428,871, of which $184,395 was recognized during the nine months ended September 30, 2022.

In January 2022, the Compensation Committee of the Board approved a modification of stock option grants to David Eisenhaure, the Company’s former Chairman of the Board, who passed away in October 2021. The modification extended the post-termination exercise period of his vested stock option grants from 12 months to 5 years. During the nine months ended September 30, 2022, the Company recognized $49,327 of expense related to this modification.

At September 30, 2022 and December 31, 2021, there were 100,000 unvested restricted stock units (“RSUs”) outstanding. No RSUs were granted, vested or forfeited during the nine months ended September 30, 2022.

At September 30, 2022, there was $1,428,830 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.1 years.

Note 9 — Warrants

At September 30, 2022 and December 31, 2021, the Company had 786,420 warrants outstanding at a weighted average exercise price of $5.19 per share, and 253,828 pre-funded warrants outstanding with an exercise price of $0.001 per share. The weighted average remaining life, excluding the 253,828 pre-funded warrants with no expiration date, of the outstanding warrants is 2.5 years.

At September 30, 2022, all warrants are exercisable, although the warrants held by certain of the Company’s warrant holders may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such warrant holder does not exceed 4.99% (or, at the investor’s election, 9.99%) of the outstanding shares of the Company’s common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include, but are not limited to, statements regarding our future financial performance, business condition and results of operations and pursuing additional government funding. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;
●	our ability to generate revenue;
●	our limited operating history;
●	the size and growth of markets for our technology;
●	regulatory developments that may affect our business;
●	our ability to successfully develop new technologies, particularly our bidirectional bipolar junction transistor, or B-TRAN™;
●	our expectations regarding the timing of prototype and commercial fabrication of B-TRAN™ devices;
●	our expectations regarding the performance of our B-TRAN™ and the consistency of that performance with initial prototypes as well as internal and third-party simulations;
●	the expected performance of future products incorporating our B-TRAN™;
●	the performance of third-party consultants and service providers whom we have and will continue to rely on to assist us in development of our B-TRAN™ and related drive circuitry;
●	the rate and degree of market acceptance for our B-TRAN™;
●	the time required for third parties to redesign, test and certify their products incorporating our B-TRAN™;
●	our ability to successfully commercialize our B-TRAN™ technology;
●	our ability to secure strategic partnerships with semiconductor fabricators and others related to our B-TRAN™ technology;

●	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our technology;
●	the success of our efforts to manage cash spending, particularly prior to the commercialization of our B-TRAN™ technology;
●	general economic conditions and events, including inflation, and the impact they may have on us and our potential partners and licensees;
●	our ability to obtain adequate financing in the future, if and when we need it;
●	the impact of the novel coronavirus (COVID-19) on our business, financial condition and results of operations;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report.

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

To date, operations have been funded primarily through the sale of common stock and warrants. Total revenue generated from inception to date as of September 30, 2022 amounted to $16.1 million with approximately $12.4 million of that revenue from discontinued operations and the remainder from grant revenue for bidirectional power switch development. Revenue was $10,675 and $186,661 in the three months and nine months ended September 30, 2022, respectively, and $121,028 and $447,794 in the three and nine months ended September 30, 2021, respectively. Revenue for the three and nine months ended September 30, 2022 and 2021 related to government grants. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology.

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

While the COVID-19 pandemic has caused some disruption to our business, including electrical component unavailability and infrequent shipping delays, it has not had a material adverse impact on our operations to date. However, the COVID-19 pandemic may disrupt our business in the future and cause additional electrical component shortages and unavailability, difficulties in securing fabrication capacity, delays in critical development and commercialization activities and/or result in potential incremental costs associated with mitigating the effects of the COVID-19 pandemic. There has been a significant disruption in the supply chain for semiconductors due both to the COVID-19 pandemic and increased demand for semiconductors. While this disruption has not materially impacted us to date, it may materially and adversely impact us in the future. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus and its related variants, the duration of the pandemic, the timing, scope and efficacy of vaccination efforts and additional actions that may be taken by governmental authorities in response to the pandemic, makes it difficult to forecast the effects on our business and results of operations for the remainder of 2022 and thereafter.

Results of Operations

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

Grant Revenues. Grant revenues for the three months ended September 30, 2022 and 2021 were $10,675 and $121,028, respectively. The grant revenues relate primarily to a $1.2 million subcontract with Diversified Technologies, Inc. (“DTI”) to supply B-TRAN™ devices as part of a two-year contract awarded to DTI by the United States Naval Sea Systems Command (“NAVSEA”) for the development and demonstration of a B-TRAN™ enabled high efficiency direct current solid state circuit breaker (“SSCB”). In June 2022, NAVSEA approved a 6-month extension to the program and the program may be extended further through the demonstration of the SSCB. We expect the remaining grant revenue of $53,996 related to this subcontract to be recognized in the balance of 2022 and 2023. We also expect to pursue additional government funding that may result in additional grant revenues in the future.

We expect to introduce our initial product for commercial sale as early as late 2022.

Cost of Grant Revenues. Cost of grant revenues for the three months ended September 30, 2022 and 2021 was $10,675 and $121,028, respectively. The cost of grant revenues relates to the subcontract with DTI discussed above and are equal to the associated grant revenues resulting in no gross profit. We expect no gross profit under the subcontract with DTI or from other grants that we are pursuing or may pursue in the remainder of 2022.

Research and Development Expenses. Research and development expenses increased by $175,675, or 29%, to $780,151 in the three months ended September 30, 2022 from $604,476 in the three months ended September 30, 2021. The increase was due to higher component costs, primarily wafers, of $115,449, stock-based compensation expense of $71,946, search and placement fees of $56,933, personnel costs of $32,116 and other B-TRAN™ development spending of $31,817, partly offset by lower contract labor costs of $132,586. We expect higher research and development expenses in the fourth quarter of 2022 as we continue to accelerate development of our B-TRAN™ technology and self-fund, at least in the short term, semiconductor fabrication costs and other development previously funded through government grants. Research and development expenses will be subject to quarterly variability due primarily to the number, size and timing of semiconductor fabrication runs and their associated cost as well as the timing and cost of other major development activities.

General and Administrative Expenses. General and administrative expenses increased by $268,015, or 54%, to $768,957 in the three months ended September 30, 2022 from $500,942 in the three months ended September 30, 2021. The increase was due to higher investor relations spending of $76,137, a compensation benchmarking study costing $69,550, higher stock-based compensation expense of $45,974, personnel costs of $32,904, Board fees and expenses of $20,741 and other net costs of $22,709. We expect relatively flat to modestly lower general and administrative expenses in the fourth quarter of 2022 excluding the impact of stock-based compensation expense which will vary depending on the timing, vesting provisions and size of equity grants.

Sales and Marketing Expenses. Sales and marketing expenses increased by $79,195, or 62%, to $207,443 in the three months ended September 30, 2022 from $128,248 in the three months ended September 30, 2021. The increase was due to higher personnel costs of $45,827, as we hired our second sales and marketing employee in October 2021, stock-based compensation expense of $22,100 and other net spending of $11,268. We expect higher sales and marketing expenses in the fourth quarter of 2022, somewhat dependent on the pace of hiring, as we engage more broadly with prospective customers and continue the commercialization of our B-TRAN™ technology.

Loss from Operations. Our loss from operations for the three months ended September 30, 2022 was $1,756,551, or 42% higher, than the $1,233,666 loss from operations for the three months ended September 30, 2021 for the reasons discussed above.

Other Income (Expense). Other income was $52,781 for the three months ended September 30, 2022 compared to other expense of $5,012 for the three months ended September 30, 2021. The increase in other income was due to the impact of higher interest rates on our money market account.

Net Loss. Our net loss for the three months ended September 30, 2022 was $1,703,770, or 38% higher, as compared to a net loss of $1,238,678 for the three months ended September 30, 2021, for the reasons discussed above.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

Grant Revenues. Grant revenues for the nine months ended September 30, 2022 and 2021 were $186,661 and $447,794, respectively. The grant revenues relate primarily to a $1.2 million subcontract with DTI discussed above.

Cost of Grant Revenues. Cost of grant revenues for the nine months ended September 30, 2022 and 2021 was $186,661 and $447,794, respectively. The cost of grant revenues relates primarily to the subcontract with DTI discussed above and is equal to the associated grant revenues resulting in no gross profit.

Research and Development Expenses. Research and development expenses increased by $911,032, or 64%, to $2,337,081 in the nine months ended September 30, 2022 from $1,426,049 in the nine months ended September 30, 2021. The increase was due to higher semiconductor fabrication costs of $349,537, stock-based compensation expense of $224,812, component costs, primarily wafers, of $212,043, professional fees of $118,181 and other B-TRAN™ spending of $6,459. In the nine months ended September 30, 2021, our semiconductor fabrication costs were partially funded by government grants. In the nine months ended September 30, 2022, almost all of our semiconductor fabrication costs were not funded by government grants.

General and Administrative Expenses. General and administrative expenses increased by $651,397, or 38%, to $2,356,543 in the nine months ended September 30, 2022 from $1,705,146 in the nine months ended September 30, 2021. The increase was due to higher investor relations spending, inclusive of services paid in stock, of $185,908, stock-based compensation expense of $147,249, Board search and placement fees and expenses of $85,942, a compensation benchmarking study costing $69,550, higher insurance of $35,518, audit fees of $28,047, Board fees and expenses of $26,295 and other costs of $72,888.

Sales and Marketing Expenses. Sales and marketing expenses increased by $357,165, or 118%, to $660,024 in the nine months ended September 30, 2022 from $302,859 in the nine months ended September 30, 2021. The increase was due to higher personnel costs of $184,361, as we hired our first two sales and marketing employees in 2021, stock-based compensation of $76,554, travel costs of $35,732, professional fees of $22,977 and other spending of $37,541.

Loss from Operations. Our loss from operations for the nine months ended September 30, 2022 was $5,353,648, or 56% higher, than the $3,434,054 loss from operations for the nine months ended September 30, 2021 for the reasons discussed above.

Other Income. Other income was $55,243 for the nine months ended September 30, 2022 compared to $84,533 for the nine months ended September 30, 2021. Other income in the nine months ended September 30, 2022 related to higher interest income, due to the impact of higher interest rates, on our money market account. Other income in the nine months ended September 30, 2021 related primarily to a gain on forgiveness of long-term debt of $91,407.

Net Loss. Our net loss for the nine months ended September 30, 2022 was $5,298,405, or 58% higher, as compared to a net loss of $3,349,521 for the nine months ended September 30, 2021, for the reasons discussed above.

Liquidity and Capital Resources

We currently generate grant revenue only. We expect to generate grant revenue and potentially commercial revenue in late 2022, depending on the timing of any development agreements that we may enter into with potential customers. We have incurred losses since inception. We have funded our operations to date through the sale of common stock and warrants.

At September 30, 2022, we had cash and cash equivalents of $18.5 million. Our net working capital at September 30, 2022 was $18.3 million. We had no outstanding debt at September 30, 2022. Accordingly, we expect that our cash and cash equivalents will be sufficient to fund our activities for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q; however, we may require additional funds to fully implement our plan of operation and business strategy.

Operating activities in the nine months ended September 30, 2022 resulted in cash outflows of $4,512,733, which were due to the net loss for the period of $5,298,405 and unfavorable changes in net working capital of $145,112, partly offset by non-cash items including stock-based compensation of $696,127, depreciation and amortization of $134,557 and stock issued for services of $100,100. Operating activities in the nine months ended September 30, 2021 resulted in cash outflows of $2,992,743, which were due to the net loss for the period of $3,349,521 and a non-cash gain on forgiveness of long-term debt of $91,407, partly offset by stock-based compensation of $247,512, depreciation and amortization of $113,607, stock issued for services of $68,680, favorable balance sheet timing of $17,858 and patent impairment charges of $528.

We expect an increase in cash outflows from operating activities in the fourth quarter of 2022 as we continue to accelerate development and commercialization of our B-TRAN™ technology.

Investing activities in the nine months ended September 30, 2022 and 2021 resulted in cash outflows of $206,879 and $182,801, respectively, for the acquisition of intangible assets and fixed assets. The increase was due to purchases of testing equipment in the nine months ended September 30, 2022. We expect cash outflows from investing activities to remain modest although there may be quarter-over-quarter variability in these cash outflows due to the timing of purchases of testing equipment.

Financing activities in the nine months ended September 30, 2022 did not result in any cash inflows or outflows. Financing activities in the nine months ended September 30, 2021 resulted in cash inflows of $21,204,609 from the net proceeds from our Public Offering (as defined below) in February 2021 and $3,301,226 from the exercise of warrants and stock options.

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

Critical Accounting Estimates

There have been no significant changes during the nine months ended September 30, 2022 to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial and accounting officer) of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022 and has concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated November 14, 2022	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer