Form 10-Q
period 2023-03-31
Ideal Power Inc.
filed 2023-05-12
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the issuer had 5,931,569 shares of common stock, par value $0.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$14,520,450	$16,345,623
Accounts receivable, net	66,600	65,936
Prepayments and other current assets	436,655	491,365
Total current assets	15,023,705	16,902,924

Property and equipment, net	230,126	200,103
Intangible assets, net	2,022,660	2,036,431
Right of use asset	233,542	248,720
Other assets	11,189	11,189
Total assets	$17,521,222	$19,399,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,810	$130,503
Accrued expenses	366,411	254,218
Current portion of lease liability	66,085	64,597
Total current liabilities	501,306	449,318

Long-term lease liability	186,007	202,987
Other long-term liabilities	843,364	838,458
Total liabilities	1,530,677	1,490,763

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,932,890 shares issued and 5,931,569 shares outstanding at March 31, 2023 and 5,926,001 shares issued and 5,924,680 shares outstanding at December 31, 2022	5,933	5,926
Additional paid-in capital	105,621,237	105,011,318
Treasury stock, at cost, 1,321 shares at March 31, 2023 and December 31, 2022	(13,210)	(13,210)
Accumulated deficit	(89,623,415)	(87,095,430)
Total stockholders’ equity	15,990,545	17,908,604
Total liabilities and stockholders’ equity	$17,521,222	$19,399,367

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Grant revenue	$664	$125,008
Cost of grant revenue	664	125,008
Gross profit	—	—

Operating expenses:
Research and development	1,440,028	828,547
General and administrative	894,933	852,949
Sales and marketing	304,326	219,429
Total operating expenses	2,639,287	1,900,925

Loss from operations	(2,639,287)	(1,900,925)

Interest income (expense), net	111,302	(3,716)

Net loss	$(2,527,985)	$(1,904,641)

Net loss per share – basic and diluted	$(0.41)	$(0.31)

Weighted average number of shares outstanding – basic and diluted	6,178,508	6,155,352

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,527,985)	$(1,904,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,198	44,190
Stock-based compensation	609,926	231,765
Stock issued for services	—	100,100
Decrease (increase) in operating assets:
Accounts receivable	(664)	(28,875)
Prepaid expenses and other assets	69,888	(62,721)
Increase (decrease) in operating liabilities:
Accounts payable	(61,693)	249,533
Accrued expenses and other liabilities	101,607	(46,474)
Net cash used in operating activities	(1,755,723)	(1,417,123)

Cash flows from investing activities:
Purchase of property and equipment	(44,995)	(11,031)
Acquisition of intangible assets	(24,455)	(16,585)
Net cash used in investing activities	(69,450)	(27,616)

Net decrease in cash and cash equivalents	(1,825,173)	(1,444,739)
Cash and cash equivalents at beginning of period	16,345,623	23,170,149
Cash and cash equivalents at end of period	$14,520,450	$21,725,410

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2021	5,893,767	$5,894	$104,063,321	1,321	$(13,210)	$(79,906,080)	$24,149,925
Exercise of options	1,351	1	(1)	—	—	—	—
Stock issued for services	10,000	10	100,090	—	—	—	100,100
Stock-based compensation	—	—	231,765	—	—	—	231,765
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(1,904,641)	(1,904,641)
Balances at March 31, 2022	5,905,118	$5,905	$104,395,175	1,321	$(13,210)	$(81,810,721)	$22,577,149

Balances at December 31, 2022	5,926,001	$5,926	$105,011,318	1,321	$(13,210)	$(87,095,430)	$17,908,604
Vesting of restricted stock units	6,889	7	(7)	—	—	—	—
Stock-based compensation	—	—	609,926	—	—	—	609,926
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(2,527,985)	(2,527,985)
Balances at March 31, 2023	5,932,890	$5,933	$105,621,237	1,321	$(13,210)	$(89,623,415)	$15,990,545

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The balance sheet at December 31, 2022 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 30, 2023.

In the opinion of management, these financial statements reflect all normal recurring, and other adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

Net Loss Per Share

In accordance with Accounting Standards Codification 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three months ended March 31, 2023 and 2022, the Company included pre-funded warrants to purchase 253,828 shares of common stock in its computation of net loss per share. The pre-funded warrants were issued in November 2019 with an exercise price of $0.001. See Note 8.

In periods with a net loss, no common share equivalents are included in the computation of diluted net loss per share because their effect would be anti-dilutive. At March 31, 2023 and 2022, potentially dilutive shares outstanding amounted to 1,630,695 and 1,382,402 shares, respectively, and exclude pre-funded warrants to purchase shares of common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Intangible Assets

Intangible assets, net consisted of the following:

	March 31,	December 31,
	2023	2022
	(unaudited)
Patents	$1,281,721	$1,263,930
Trademarks	6,664	—
Other intangible assets	1,391,479	1,391,479
	2,679,864	2,655,409
Accumulated amortization - patents	(225,118)	(211,078)
Accumulated amortization - other intangible assets	(432,086)	(407,900)
	$2,022,660	$2,036,431

At March 31, 2023 and December 31, 2022, the Company had capitalized $320,134 and $341,610, respectively, for costs related to patents and trademarks that have not been awarded. Cost related to patents that have not yet been awarded are not amortized until patent issuance.

Amortization expense amounted to $38,226 and $36,812 for the three months ended March 31, 2023 and 2022, respectively. Amortization expense for the succeeding five years and thereafter is $117,740 (remaining nine months of 2023), $156,987 (2024-2027) and $956,838 (thereafter).

Note 4 – Lease

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

Future minimum payments under the lease are as follows:

For the Year Ended December 31,
2023 (remaining)	$59,185
2024	80,552
2025	82,587
2026	56,132
Total lease payments	278,456
Less: imputed interest	(26,364)
Total lease liability	252,092
Less: current portion of lease liability	(66,085)
Long-term lease liability	$186,007

At March 31, 2023, the remaining lease term was 41 months.

For the three months ended March 31, 2023 and 2022, operating cash flows for lease payments totaled $19,333 and $18,824, respectively. For the three months ended March 31, 2023 and 2022, operating lease cost, recognized on a straight-line basis, totaled $19,018 and $19,018, respectively.

Note 5 – Commitments and Contingencies

License Agreement

In 2015, the Company entered into a licensing agreement which expires in February 2033. Per the agreement, the Company has an exclusive royalty-free license associated with semiconductor power switches which enhances its intellectual property portfolio. The Company will pay $100,000 annually under this agreement.

At March 31, 2023 and December 31, 2022, the other long-term liability for the estimated present value of future payments under the licensing agreement was $843,364 and $838,458, respectively. The Company is accruing interest for future payments related to this agreement.

Legal Proceedings

The Company may be subject to litigation from time to time in the ordinary course of business. The Company is not currently party to any legal proceedings.

Indemnification Obligations

The employment agreements of Company executives include an indemnification provision whereby the Company shall indemnify and defend, at the Company’s expense, its executives so long as an executive’s actions were taken in good faith and in furtherance of the Company’s business and within the scope of the executive’s duties and authority.

Note 6 — Common Stock

Stock Issuances

In January 2022, the Company issued 10,000 unregistered shares of common stock, valued at $100,100 at the time of issuance, to a third-party vendor as compensation for services performed.

Note 7 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was last amended in June 2021. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. At March 31, 2023, 136,880 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Life
	Options	Price	(in years)
Outstanding at December 31, 2022	513,948	$7.59	6.6
Granted	12,000	$11.96
Outstanding at March 31, 2023	525,948	$7.69	6.4
Exercisable at March 31, 2023	451,617	$6.97	6.0

A summary of the Company’s restricted stock unit (RSU) and performance stock unit (PSU) activity is as follows:

	RSUs	PSUs
Outstanding at December 31, 2022	183,666	114,000
Granted	27,550	—
Vested	(6,889)	—
Outstanding at March 31, 2022	204,327	114,000

During the three months ended March 31, 2023, the Company granted 27,550 RSUs to Board members and 12,000 stock options to employees under the Plan. The estimated fair value of these equity grants, calculated using the Black-Scholes option valuation model for the stock options, was $409,376, $78,043 of which was recognized during the three months ended March 31, 2023.

At March 31, 2023, there was $3,073,279 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.9 years.

Note 8 — Warrants

At March 31, 2023 and December 31, 2022, the Company had 786,420 warrants outstanding with a weighted average exercise price of $5.19 per share and 253,828 pre-funded warrants outstanding with an exercise price of $0.001 per share. The weighted average remaining life, excluding the 253,828 pre-funded warrants with no expiration date, of the outstanding warrants is 2.0 years.

At March 31, 2023, all warrants were exercisable, although the warrants held by certain of the Company’s warrant holders may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such warrant holder does not exceed 4.99% (or, at the investor’s election, 9.99%) of the outstanding shares of the Company’s common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include, but are not limited to, statements regarding our future financial performance, business condition and results of operations, future business plans and pursuing additional government funding. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;
●	our ability to generate revenue;
●	our limited operating history;
●	the size and growth of markets for our technology;
●	regulatory developments that may affect our business;
●	our ability to successfully develop new technologies, particularly our bidirectional bipolar junction transistor, or B-TRAN™;
●	our expectations regarding the timing of commercial fabrication of B-TRAN™ devices;
●	our expectations regarding the performance of our B-TRAN™ and the consistency of that performance with prototypes as well as internal and third-party simulations;
●	our ability to successfully develop new products and the expected performance of those products;
●	the performance of third-party consultants and service providers whom we have and will continue to rely on to assist us in development and commercialization of our B-TRAN™ and related drive circuitry;
●	the rate and degree of market acceptance for our B-TRAN™ and future B-TRAN™ products;
●	the time required for third parties to redesign, test and certify their products incorporating our B-TRAN™;
●	our ability to successfully commercialize our B-TRAN™ technology;
●	our ability to secure strategic partnerships with semiconductor fabricators and others related to our B-TRAN™ technology;

●	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our technology;
●	the success of our efforts to manage cash spending, particularly prior to the commercialization of our B-TRAN™ technology;
●	general economic conditions and events, including inflation, and the impact they may have on us and our potential partners and licensees;
●	our dependence on the global supply chain and impacts of supply chain disruptions;
●	our ability to obtain adequate financing in the future, if and when we need it;
●	the impact of global health pandemics on our business, financial condition and results of operations;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2022 financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

Ideal Power Inc. is located in Austin, Texas. We are solely focused on the further development and commercialization of our Bidirectional bipolar junction TRANsistor (B-TRAN™) solid-state switch technology.

To date, operations have been funded primarily through the sale of common stock and we have generated $3.7 million in grant revenue for bidirectional power switch development. Grant revenue was $664 and $125,008 in the three months ended March 31, 2023 and 2022, respectively. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology. We are in the process of commercializing our B-TRAN™ technology.

Product Launch

In January 2023, we launched our first commercial product, the SymCool™ Power Module. This multi-die B-TRAN™ module is designed to meet the very low conduction loss needs of the solid-state circuit breaker (SSCB) market. We expect fabrication and initial sales of this product later in 2023.

Development Agreement

During the fourth quarter of 2022, we announced, and began Phase 1 of, a product development agreement with a top 10 global automaker for a custom B-TRAN™ power module for use in the automaker’s electric vehicle (EV) drivetrain inverters in its next generation EV platform. In Phase I of the program, we will provide packaged B-TRAN™ devices, drivers and technical data to the top 10 global automaker for their evaluation. Our expectation is that a successful Phase 1 will lead to us securing Phase 2 of the program. Assuming we secure Phase 2 of the program, we will collaborate with a packaging company selected by the automaker that will fabricate the custom B-TRAN™ modules. In Phase 3, the final development phase under the program, the custom B-TRAN™ power module is expected to be tested and certified in accordance with automotive codes and standards. The delivery of production-ready B-TRAN™-based modules is targeted for 2025. We expect to record modest revenue under this agreement in 2023.

Test and Evaluation Agreements

Since the middle of 2021, we announced several test and evaluation agreements with prospective customers, including a second top 10 global automaker, a top 10 global provider of power conversion solutions to the solar industry, a global diverse power management market leader, a tier 1 automotive supplier, a commercial EV manufacturer and an EV charging company. These companies, along with other current and future participants in our test and evaluation program, intend to test and evaluate the B-TRAN™ for use in their applications. We expect to incorporate the feedback from these customers into our future commercial products.

Results of Operations

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

Grant Revenue. Grant revenue for the three months ended March 31, 2023 and 2022 was $664 and $125,008, respectively. The grant revenue in the three months ended March 31, 2023 relates to a $1.2 million subcontract with Diversified Technologies, Inc. (DTI) to supply B-TRAN™ devices as part of a two-year contract awarded to DTI by the United States Naval Sea Systems Command (NAVSEA) for the development and demonstration of a B-TRAN™ enabled high efficiency direct current solid state circuit breaker (SSCB). The program started in late June 2020. In 2022, NAVSEA approved two 6-month extensions to the program. No additional grant revenue was associated with these extensions.

In September 2021, we entered into and began work under a $50,000 subcontract with DTI under a Phase I Small Business Innovation Research (SBIR) grant from the Department of Energy to develop a B-TRAN™-driven low loss alternating current SSCB. We completed this work in the first quarter of 2022. The grant revenue in the three months ended March 31, 2022 relates to both the NAVSEA and SBIR programs.

We expect the remaining grant revenue of $36,724 related to the NAVSEA program to be recognized in the second quarter of 2023. We also expect to pursue additional government funding that may result in additional grant revenues in the future.

We entered into a development agreement in late 2022 and launched our first commercial product in January 2023. As a result, we expect to generate initial commercial revenue later in 2023.

Cost of Grant Revenue. Cost of grant revenue for the three months ended March 31, 2023 and 2022 was $664 and $125,008, respectively. The cost of grant revenues relates to the subcontracts with DTI discussed above and is equal to the associated grant revenue resulting in no gross profit. We expect no gross profit under the subcontract with DTI related to the NAVSEA program or from other grants that we are pursuing or may pursue in 2023.

Research and Development Expenses. Research and development expenses increased by $611,481, or 74%, to $1,440,028 in the three months ended March 31, 2023 from $828,547 in the three months ended March 31, 2022. The increase was due to higher stock-based compensation expense of $280,829, semiconductor fabrication costs of $214,971 and personnel costs of $121,203, partly offset by lower other B-TRAN™ development spending of $5,522. We expect higher research and development expenses in the remainder of 2023 as compared to 2022 as we continue development of our B-TRAN™ technology.

General and Administrative Expenses. General and administrative expenses increased by $41,984, or 5%, to $894,933 in the three months ended March 31, 2023 from $852,949 in the three months ended March 31, 2022. The increase was due to higher stock-based compensation expense of $84,143, personnel costs of $60,170 and professional fees of $47,914, partly offset by services paid in stock in the three months ended March 31, 2022 of $100,100, lower board of directors’ fees and expenses of $49,000 and other general and administrative spending of $1,143. We expect relatively flat general and administrative expenses, exclusive of stock-based compensation, in the remainder of 2023 as compared to 2022.

Sales and Marketing Expenses. Sales and marketing expenses increased by $84,897, or 39%, to $304,326 in the three months ended March 31, 2023 from $219,429 in the three months ended March 31, 2022. The increase was due to higher search and placement fees of $43,750, personnel costs of $21,730, stock-based compensation expense of $13,188 and other spending of $6,229. We expect higher sales and marketing expenses in the remainder of 2023 as compared to 2022 as we engage more broadly with prospective customers and launch our second commercial product in the second half of 2023.

Loss from Operations. Our loss from operations for the three months ended March 31, 2023 was $2,639,287, or 39% higher, as compared to the $1,900,925 loss from operations for the three months ended March 31, 2022, for the reasons discussed above.

Interest Income (Expense), Net. Net interest income was $111,302 for the three months ended March 31, 2023 compared to net interest expense of $3,716 for the three months ended March 31, 2022 as the result of the impact of higher interest rates on our money market account.

Net Loss. Our net loss for the three months ended March 31, 2023 was $2,527,985, or 33% higher, as compared to a net loss of $1,904,641 for the three months ended March 31, 2022, for the reasons discussed above.

Liquidity and Capital Resources

We currently generate grant revenue only. We expect to generate grant revenue as well as initial commercial revenue in 2023. We have incurred losses since inception. We have funded our operations to date primarily through the sale of common stock.

At March 31, 2023, we had cash and cash equivalents of $14.5 million. Our net working capital at March 31, 2023 was also $14.5 million. We had no outstanding debt at March 31, 2023.

We believe that our cash and cash equivalents on hand will be sufficient to meet our ongoing liquidity needs for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q; however, we may require additional funds in the future to fully implement our plan of operation and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets could each impact our business and liquidity.

Operating activities in the three months ended March 31, 2023 resulted in cash outflows of $1,755,723, which were due to the net loss for the period of $2,527,985, partly offset by stock-based compensation of $609,926, favorable balance sheet timing of $109,138 and depreciation and amortization of $53,918.

Operating activities in the three months ended March 31, 2022 resulted in cash outflows of $1,417,123, which were due to the net loss for the period of $1,904,641, partly offset by stock-based compensation of $231,765, favorable balance sheet timing of $111,463, stock issued for services of $100,100 and depreciation and amortization of $44,190.

We expect an increase in cash outflows from operating activities in the remainder of 2023 as we commercialize our B-TRAN™ technology, including the launch of our second commercial product.

Investing activities in the three months ended March 31, 2023 and 2022 resulted in cash outflows of $69,450 and $27,616, respectively, for the acquisition of intangible assets and fixed assets.

Critical Accounting Estimates

There have been no significant changes during the three months ended March 31, 2023 to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Trends, Events and Uncertainties

There are no material changes from trends, events or uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial and accounting officer) of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023 and has concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Document

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

10.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
*	Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2023	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer