Form 10-Q
period 2023-06-30
Ideal Power Inc.
filed 2023-08-11
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the issuer had 5,938,458 shares of common stock, par value $0.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$12,683,268	$16,345,623
Accounts receivable, net	203,324	65,936
Prepayments and other current assets	540,430	491,365
Total current assets	13,427,022	16,902,924

Property and equipment, net	281,109	200,103
Intangible assets, net	2,539,422	2,036,431
Right of use asset	218,130	248,720
Other assets	11,189	11,189
Total assets	$16,476,872	$19,399,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,010	$130,503
Accrued expenses	614,642	254,218
Current portion of lease liability	67,595	64,597
Total current liabilities	794,247	449,318

Long-term lease liability	168,600	202,987
Other long-term liabilities	1,180,005	838,458
Total liabilities	2,142,852	1,490,763

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,939,779 shares issued and 5,938,458 shares outstanding at June 30, 2023 and 5,926,001 shares issued and 5,924,680 shares outstanding at December 31, 2022	5,940	5,926
Additional paid-in capital	106,244,511	105,011,318
Treasury stock, at cost, 1,321 shares at June 30, 2023 and December 31, 2022	(13,210)	(13,210)
Accumulated deficit	(91,903,221)	(87,095,430)
Total stockholders’ equity	14,334,020	17,908,604
Total liabilities and stockholders’ equity	$16,476,872	$19,399,367

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Development revenue	$98,443	$—	$98,443	$—
Grant revenue	36,724	50,978	37,388	175,986
Total revenue	135,167	50,978	135,831	175,986

Cost of development revenue	74,013	—	74,013	—
Cost of grant revenue	36,724	50,978	37,388	175,986
Total cost of revenue	110,737	50,978	111,401	175,986

Gross profit	24,430	—	24,430	—

Operating expenses:
Research and development	1,206,688	728,383	2,646,716	1,556,930
General and administrative	933,993	734,637	1,828,926	1,587,586
Sales and marketing	271,900	233,152	576,226	452,581
Total operating expenses	2,412,581	1,696,172	5,051,868	3,597,097

Loss from operations	(2,388,151)	(1,696,172)	(5,027,438)	(3,597,097)

Interest income, net	108,345	6,178	219,647	2,462

Net loss	$(2,279,806)	$(1,689,994)	$(4,807,791)	$(3,594,635)

Net loss per share – basic and diluted	$(0.37)	$(0.27)	$(0.78)	$(0.58)

Weighted average number of shares outstanding – basic and diluted	6,185,397	6,157,625	6,181,972	6,156,495

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,807,791)	$(3,594,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121,423	89,051
Stock-based compensation	1,233,207	462,238
Stock issued for services	—	100,100
Decrease (increase) in operating assets:
Accounts receivable	(137,388)	86,100
Prepaid expenses and other assets	(18,475)	(189,265)
Increase (decrease) in operating liabilities:
Accounts payable	(18,493)	(112,736)
Accrued expenses and other liabilities	219,025	77,630
Net cash used in operating activities	(3,408,492)	(3,081,517)

Cash flows from investing activities:
Purchase of property and equipment	(114,025)	(12,248)
Acquisition of intangible assets	(139,838)	(55,672)
Net cash used in investing activities	(253,863)	(67,920)

Net decrease in cash and cash equivalents	(3,662,355)	(3,149,437)
Cash and cash equivalents at beginning of period	16,345,623	23,170,149
Cash and cash equivalents at end of period	$12,683,268	$20,020,712

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Stockholders’ Equity

For the Three-Month Periods during the Six Months Ended June 30, 2023 and 2022

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2021	5,893,767	$5,894	$104,063,321	1,321	$(13,210)	$(79,906,080)	$24,149,925
Exercise of options	1,351	1	(1)	—	—	—	—
Stock issued for services	10,000	10	100,090	—	—	—	100,100
Stock-based compensation	—	—	231,765	—	—	—	231,765
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(1,904,641)	(1,904,641)
Balances at March 31, 2022	5,905,118	5,905	104,395,175	1,321	(13,210)	(81,810,721)	22,577,149
Stock-based compensation	—	—	230,473	—	—	—	230,473
Net loss for the three months ended June 30, 2022	—	—	—	—	—	(1,689,994)	(1,689,994)
Balances at June 30, 2022	5,905,118	$5,905	$104,625,648	1,321	$(13,210)	$(83,500,715)	$21,117,628

Balances at December 31, 2022	5,926,001	$5,926	$105,011,318	1,321	$(13,210)	$(87,095,430)	$17,908,604
Vesting of restricted stock units	6,889	7	(7)	—	—	—	—
Stock-based compensation	—	—	609,926	—	—	—	609,926
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(2,527,985)	(2,527,985)
Balances at March 31, 2023	5,932,890	5,933	105,621,237	1,321	(13,210)	(89,623,415)	15,990,545
Vesting of restricted stock units	6,889	7	(7)	—	—	—	—
Stock-based compensation	—	—	623,281	—	—	—	623,281
Net loss for the three months ended June 30, 2023	—	—	—	—	—	(2,279,806)	(2,279,806)
Balances at June 30, 2023	5,939,779	$5,940	$106,244,511	1,321	$(13,210)	$(91,903,221)	$14,334,020

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

Net Loss Per Share

In accordance with Accounting Standards Codification 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three and six months ended June 30, 2023 and 2022, the Company included pre-funded warrants to purchase 253,828 shares of common stock in its computation of net loss per share. The pre-funded warrants were issued in November 2019 with an exercise price of $0.001. See Note 7.

In periods with a net loss, no common share equivalents are included in the computation of diluted net loss per share because their effect would be anti-dilutive. At June 30, 2023 and 2022, potentially dilutive shares outstanding amounted to 1,636,006 and 1,400,368 shares, respectively, and exclude prefunded warrants to purchase shares of common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Intangible Assets

Intangible assets, net consisted of the following:

	June 30,	December 31,
	2023	2022
	(unaudited)
Patents	$1,393,141	$1,263,930
Trademarks	10,627	—
Other intangible assets	1,843,036	1,391,479
	3,246,804	2,655,409
Accumulated amortization - patents	(240,608)	(211,078)
Accumulated amortization - other intangible assets	(466,774)	(407,900)
	$2,539,422	$2,036,431

At June 30, 2023 and December 31, 2022, the Company had capitalized $410,241 and $341,610, respectively, for costs related to patents and trademarks that have not been awarded. Cost related to patents that have not yet been awarded are not amortized until patent issuance. As further discussed in Note 5, the Company entered into a license agreement in April 2023 and capitalized $451,557 in other intangible assets related to this agreement.

Amortization expense amounted to $50,178 and $88,404 for the three and six months ended June 30, 2023, respectively, and $37,098 and $73,910 for the three and six months ended June 30, 2022, respectively. Amortization expense for the succeeding five years and thereafter is $100,625 (remaining six months of 2023), $201,251 (2024-2027) and $1,223,552 (thereafter).

Note 4 – Lease

In March 2021, the Company entered into a lease agreement for 4,070 square feet of office and laboratory space located in Austin, Texas. The commencement of the lease occurred on June 1, 2021 and the initial term of the lease was 63 months. The actual base rent in the first year of the lease was $56,471 and was net of $18,824 in abated rent over the first three months of the lease term. The annual base rent in the second year of the lease was $77,330 and increases by $2,035 in each succeeding year of the lease. In addition, the Company is required to pay its proportionate share of operating costs for the building under this triple net lease. The lease contains a 5-year fair market renewal option. It does not contain a termination option. The Company recognized a right of use asset of $339,882 and a corresponding lease liability for this lease upon lease commencement.

For purposes of calculating the right of use asset and lease liability included in the Company’s financial statements, the Company estimated its incremental borrowing rate at 6% per annum.

Future minimum payments under the lease are as follows:

For the Year Ended December 31,
2023 (remaining)	$39,683
2024	80,552
2025	82,587
2026	56,132
Total lease payments	258,954
Less: imputed interest	(22,759)
Total lease liability	236,195
Less: current portion of lease liability	(67,595)
Long-term lease liability	$168,600

At June 30, 2023, the remaining lease term was 38 months.

For the three months ended June 30, 2023 and 2022, operating cash outflows for lease payments totaled $19,502 and $18,993, respectively, and for the six months ended June 30, 2023 and 2022, operating cash outflows for lease payments totaled $38,835 and $37,817, respectively. For both the three months ended June 30, 2023 and 2022, operating lease cost, recognized on a straight-line basis, totaled $19,017, and for both the six months ended June 30, 2023 and 2022, operating lease cost, recognized on a straight-line basis, totaled $38,035.

Note 5 – Commitments and Contingencies

License Agreement

In 2015, the Company entered into a licensing agreement which expires in February 2033. Per the agreement, the Company has an exclusive royalty-free license associated with semiconductor power switches which enhances its intellectual property portfolio. The Company will pay $100,000 annually under this agreement.

In April 2023, the Company amended a 2021 license agreement which expires in February 2034. Per the agreement, the Company has an exclusive royalty-free license associated with semiconductor drive circuitry which enhances its intellectual property portfolio. The Company will pay $50,000 annually under this agreement. At inception, the Company recorded an intangible asset and other long-term liability of $451,557, of which $50,000 is in accrued expenses at June 30, 2023, for the estimated present value of future payments under the licensing agreement.

At June 30, 2023 and December 31, 2022, the other long-term liability for the estimated present value of future payments under the licensing agreements was $1,180,005 and $838,458, respectively. The Company is accruing interest for future payments related to these agreements.

Legal Proceedings

The Company may be subject to litigation from time to time in the ordinary course of business. The Company is not currently party to any legal proceedings.

Indemnification Obligations

The employment agreements of Company executives include an indemnification provision whereby the Company shall indemnify and defend, at the Company’s expense, its executives so long as an executive’s actions were taken in good faith and in furtherance of the Company’s business and within the scope of executive’s duties and authority.

Note 6 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was last amended in June 2023. The Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”). At June 30, 2023, 524,680 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Life
	Options	Price	(in years)
Outstanding at December 31, 2022	513,948	$7.59	6.6
Granted	12,000	$11.96
Outstanding at June 30, 2023	525,948	$7.69	6.2
Exercisable at June 30, 2023	459,950	$7.04	5.8

A summary of the Company’s restricted stock unit (RSU) and performance stock unit (PSU) activity is as follows:

	RSUs	PSUs
Outstanding at December 31, 2022	183,666	114,000
Granted	39,750	—
Vested	(13,778)	—
Outstanding at June 30, 2023	209,638	114,000

During the six months ended June 30, 2023, the Company granted 27,550 RSUs to Board members, 12,200 RSUs to employees and 12,000 stock options to employees under the Plan. The estimated fair value of these equity grants, calculated using the Black-Scholes option valuation model for the stock options, was $529,389, $169,439 of which was recognized during the six months ended June 30, 2023.

At June 30, 2023, there was $2,570,012 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.9 years.

Note 7 — Warrants

At June 30, 2023 and December 31, 2022, the Company had 786,420 warrants outstanding with a weighted average exercise price of $5.19 per share and 253,828 pre-funded warrants outstanding with an exercise price of $0.001 per share. The weighted average remaining life, excluding the 253,828 pre-funded warrants with no expiration date, of the outstanding warrants is 1.7 years.

At June 30, 2023, all warrants were exercisable, although the warrants held by certain of the Company’s warrant holders may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such warrant holder does not exceed 4.99% (or, at the investor’s election, 9.99%) of the outstanding shares of the Company’s common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include, but are not limited to, statements regarding our future financial performance, business condition and results of operations, future business plans and pursuing additional government funding. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;
●	our ability to generate revenue;
●	our limited operating history;
●	the size and growth of markets for our technology;
●	regulatory developments that may affect our business;
●	our ability to successfully develop new technologies, particularly our bidirectional bipolar junction transistor, or B-TRAN™;
●	our expectations regarding the timing of commercial fabrication of B-TRAN™ devices;
●	our expectations regarding the performance of our B-TRAN™ and the consistency of that performance with prototypes as well as both internal and third-party simulations;
●	our ability to successfully develop new products and the expected performance of those products;
●	the performance of third-party consultants and service providers whom we have and will continue to rely on to assist us in development and commercialization of our B-TRAN™ and related drive circuitry;
●	the rate and degree of market acceptance for our B-TRAN™ and future B-TRAN™ products;
●	the time required for third parties to redesign, test and certify their products incorporating our B-TRAN™;
●	our ability to successfully commercialize our B-TRAN™ technology;
●	our ability to secure strategic partnerships with semiconductor fabricators and others related to our B-TRAN™ technology;

●	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our technology;
●	the success of our efforts to manage cash spending, particularly prior to the commercialization of our B-TRAN™ technology;
●	general economic conditions and events, including inflation, and the impact they may have on us and our potential partners and licensees;
●	our dependence on the global supply chain and impacts of supply chain disruptions;
●	our ability to obtain adequate financing in the future, if and when we need it;
●	the impact of global health pandemics on our business, financial condition and results of operations;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report.

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

To date, operations have been funded primarily through the sale of common stock and we have generated $3.7 million in grant revenue and $98,443 in development revenue for bidirectional power switch development. Revenue was $135,167 and $135,831 in the three and six months ended June 30, 2023, respectively, and $50,978 and $175,986 in the three and six months ended June 30, 2022, respectively. Revenue for the three and six months ended June 30, 2023 related to a development agreement and a government grant. Revenue for the three and six months ended June 30, 2022 related to government grants. We may pursue additional development agreements and government grants, if and when available, to further develop, improve and/or commercialize our technology. We are in the process of commercializing our B-TRAN™ technology.

Product Launch

In January 2023, we launched our first commercial product, the SymCool™ Power Module. This multi-die B-TRAN™ module is designed to meet the very low conduction loss needs of the solid-state circuit breaker (SSCB) market. We expect fabrication and initial sales of this product later in 2023.

Development Agreement

During the fourth quarter of 2022, we announced, and began Phase 1 of, a product development agreement with a top 10 global automaker for a custom B-TRAN™ power module for use in the automaker’s electric vehicle (EV) drivetrain inverters in its next generation EV platform. In Phase 1 of the program, we provided packaged B-TRAN™ devices, test kits and technical data to the top 10 global automaker for their evaluation. Our expectation is that a successful Phase 1 will lead to us securing Phase 2 of the program. Assuming we secure Phase 2 of the program, we will collaborate with a packaging company selected by the automaker that will fabricate the custom B-TRAN™ modules. In Phase 3, the final development phase under the program, the custom B-TRAN™ power module is expected to be tested and certified in accordance with automotive codes and standards. The delivery of production-ready B-TRAN™-based modules is targeted for 2025. We recorded almost all of the revenue under Phase 1 of this agreement in the three months ended June 30, 2023.

Test and Evaluation Agreements

Since the middle of 2021, we announced several test and evaluation agreements with prospective customers, including a second top 10 global automaker, a top 10 global provider of power conversion solutions to the solar industry, two global diverse power management market leaders, a tier 1 automotive supplier, and an EV charging company. These companies, along with other current and future participants in our test and evaluation program, intend to test and evaluate the B-TRAN™ for use in their applications. We expect to incorporate the feedback from these customers into our future commercial products. We began B-TRAN™ customer shipments to program participants in June 2023.

Results of Operations

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

Revenue. Revenue for the three months ended June 30, 2023 and 2022 was $135,167 and $50,978, respectively. Revenue for the three months ended June 30, 2023 included development revenue (see Development Agreement above) of $98,443 and grant revenue of $36,724. Revenue for the three months ended June 30, 2022 consisted of grant revenue.

The grant revenue for the three months ended June 30, 2023 and 2022 relates to a $1.2 million subcontract with Diversified Technologies, Inc. (“DTI”) to supply B-TRAN™ devices as part of a contract awarded to DTI by the United States Naval Sea Systems Command (“NAVSEA”) for the development and demonstration of a B-TRAN™ enabled high efficiency direct current solid-state circuit breaker (“SSCB”). We completed our work under the subcontract in June 2023.

We launched our first commercial product in January 2023 and expect initial sales of this product later this year. We also expect to pursue additional development agreements, including Phase 2 of the development agreement discussed above, as well as government funding opportunities that may result in additional development and/or grant revenue in the future.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2023 and 2022 was $110,737 and $50,978, respectively. The cost of revenue relates to the development agreement and subcontract with DTI discussed above for the three months ended June 30, 2023 and the subcontract with DTI for the three months ended June 30, 2022. For the subcontract with DTI, cost of grant revenue is equal to the associated grant revenue resulting in no gross profit.

Gross Profit. Gross profit for the three months ended June 30, 2023 and 2022 was $24,430 and $0, respectively. The gross profit in the three months ended June 30, 2023 relates to the development agreement. We recorded no gross profit for the DTI subcontract in the three months ended June 30, 2023 and 2022 and expect no gross profit from government grants that we are pursuing or may pursue in the remainder of 2023.

Research and Development Expenses. Research and development expenses increased by $478,305, or 66%, to $1,206,688 in the three months ended June 30, 2023 from $728,383 in the three months ended June 30, 2022. The increase was due to higher stock-based compensation expense of $285,565, engineering services, primarily device packaging costs, of $173,190, personnel costs of $104,893 and other B-TRAN™ development spending of $8,252, partly offset by lower semiconductor fabrication costs of $93,595. In the three months ended June 30, 2023, stock-based compensation expense included $207,776 related to performance stock units granted in December 2022 with a derived service period of 0.89 years. We expect higher research and development expenses in the remainder of 2023 as we continue the development of our B-TRAN™. Research and development expenses will be subject to quarterly variability due primarily to the number, size and timing of semiconductor fabrication runs and their associated cost as well as the timing and cost of other major development activities.

General and Administrative Expenses. General and administrative expenses increased by $199,356, or 27%, to $933,993 in the three months ended June 30, 2023 from $734,637 in the three months ended June 30, 2022. The increase was due to higher stock-based compensation expense of $93,470, investor relations spending of $61,968 and personnel costs of $46,121, partly offset by lower other net costs of $2,203. In the three months ended June 30, 2023, stock-based compensation expense included $66,056 related to performance stock units granted in December 2022 with a derived service period of 0.89 years. We expect relatively flat to modestly lower general and administrative expenses, exclusive of stock-based compensation, in the remainder of 2023 as compared to 2022.

Sales and Marketing Expenses. Sales and marketing expenses increased by $38,748, or 17%, to $271,900 in the three months ended June 30, 2023 from $233,152 in the three months ended June 30, 2022. The increase was due to higher personnel costs of $50,442 and stock-based compensation expense of $13,772, partly offset by lower travel costs of $11,273, search and placement fees of $10,000 and other net spending of $4,193. We expect higher sales and marketing expenses in the remainder of 2023 as compared to 2022 as we engage more broadly with prospective customers and launch our second commercial product in the second half of 2023.

Loss from Operations. Our loss from operations for the three months ended June 30, 2023 was $2,388,151, or 41% higher, than the $1,696,172 loss from operations for the three months ended June 30, 2022 for the reasons discussed above.

Interest Income, Net. Net interest income was $108,345 for the three months ended June 30, 2023 compared to $6,178 for the three months ended June 30, 2022 due to the impact of higher interest rates on our money market account.

Net Loss. Our net loss for the three months ended June 30, 2023 was $2,279,806, or 35% higher, as compared to a net loss of $1,689,994 for the three months ended June 30, 2022, for the reasons discussed above.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

Revenue. Revenue for the six months ended June 30, 2023 and 2022 was $135,831 and $175,986, respectively. Revenue for the six months ended June 30, 2023 included development revenue of $98,443 and grant revenue of $37,388. Revenue for the six months ended June 30, 2022 consisted of grant revenue.

The grant revenue for the six months ended June 30, 2023 and 2022 related primarily to the $1.2 million subcontract with DTI discussed above. We completed our work under this subcontract in June 2023. For the six months ended June 30, 2022, grant revenue also included revenue related to a second subcontract with DTI. In September 2021, we entered into and began work under a $50,000 subcontract with DTI under a Phase I Small Business Innovation Research grant from the U.S. Department of Energy to develop a B-TRAN™-driven low loss alternating current SSCB. We completed our work under this subcontract in the first quarter of 2022.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2023 and 2022 was $111,401 and $175,986, respectively. The cost of revenue relates to the development agreement and the NAVSEA subcontract with DTI for the six months ended June 30, 2023 and the subcontracts with DTI for the six months ended June 30, 2022. For the subcontracts with DTI, cost of grant revenue is equal to the associated grant revenue resulting in no gross profit.

Gross Profit. Gross profit for the six months ended June 30, 2023 and 2022 was $24,430 and $0, respectively. The gross profit in the six months ended June 30, 2023 related to the development agreement. We recorded no gross profit for the DTI subcontracts in the six months ended June 30, 2023 and 2022 and expect no gross profit from government grants that we are pursuing or may pursue in the remainder of 2023.

Research and Development Expenses. Research and development expenses increased by $1,089,786, or 70%, to $2,646,716 in the six months ended June 30, 2023 from $1,556,930 in the six months ended June 30, 2022. The increase was due to higher stock-based compensation expense of $566,394, personnel costs of $226,097, engineering services, primarily device packaging costs, of $187,433 and semiconductor fabrication costs of $121,376, slightly offset by lower other B-TRAN™ spending of $11,514. In the six months ended June 30, 2023, stock-based compensation expense included $415,553 related to performance stock units granted in December 2022 with a derived service period of 0.89 years.

General and Administrative Expenses. General and administrative expenses increased by $241,340, or 15%, to $1,828,926 in the six months ended June 30, 2023 from $1,587,586 in the six months ended June 30, 2022. The increase was due to higher stock-based compensation expense of $177,613, personnel costs of $106,291 and other net costs of $6,302, partly offset by lower Board fees and expenses of $48,866. In the six months ended June 30, 2023, stock-based compensation expense included $132,112 related to performance stock units granted in December 2022 with a derived service period of 0.89 years.

Sales and Marketing Expenses. Sales and marketing expenses increased by $123,645, or 27%, to $576,226 in the six months ended June 30, 2023 from $452,581 in the six months ended June 30, 2022. The increase was due to higher personnel costs of $72,172, search and placement fees of $33,750 and stock-based compensation of $26,961, slightly offset by lower other net spending of $9,238.

Loss from Operations. Our loss from operations for the six months ended June 30, 2023 was $5,027,438, or 40% higher, than the $3,597,097 loss from operations for the six months ended June 30, 2022 for the reasons discussed above.

Interest Income, Net. Net interest income was $219,647 for the six months ended June 30, 2023 compared to $2,462 for the six months ended June 30, 2022 due to the impact of higher interest rates on our money market account.

Net Loss. Our net loss for the six months ended June 30, 2023 was $4,807,791, or 34% higher, as compared to a net loss of $3,594,635 for the six months ended June 30, 2022, for the reasons discussed above.

Liquidity and Capital Resources

We currently generate development and grant revenue only. We expect initial product sales as early as late 2023, depending on the ultimate date that our initial product is fabricated and available for commercial sale. We have incurred losses since inception. We have funded our operations to date through the sale of common stock.

At June 30, 2023, we had cash and cash equivalents of $12.7 million. Our net working capital at June 30, 2023 was $12.6 million. We had no outstanding debt at June 30, 2023.

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

Operating activities in the six months ended June 30, 2023 resulted in cash outflows of $3,408,492, which were due to the net loss for the period of $4,807,791, partly offset by stock-based compensation of $1,233,207, depreciation and amortization of $121,423 and favorable balance sheet timing of $44,669.

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

Investing activities in the six months ended June 30, 2023 and 2022 resulted in cash outflows of $253,863 and $67,920, respectively, for the acquisition of intangible assets and fixed assets.

Critical Accounting Estimates

There have been no significant changes during the six months ended June 30, 2023 to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial and accounting officer) of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023 and has concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Document

10.1+	Amended and Restated Ideal Power Inc. 2013 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on June 16, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

10.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Filed herewith

**Furnished herewith

+	Indicates a management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 11, 2023	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer