Form 10-Q
period 2023-09-30
Ideal Power Inc.
filed 2023-11-14
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of November 10, 2023, the issuer had 5,945,347 shares of common stock, par value $0.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$10,760,854	$16,345,623
Accounts receivable, net	100,000	65,936
Prepayments and other current assets	382,091	491,365
Total current assets	11,242,945	16,902,924

Property and equipment, net	343,365	200,103
Intangible assets, net	2,556,861	2,036,431
Right of use asset	202,474	248,720
Other assets	13,311	11,189
Total assets	$14,358,956	$19,399,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,955	$130,503
Accrued expenses	690,655	254,218
Current portion of lease liability	69,128	64,597
Total current liabilities	823,738	449,318

Long-term lease liability	150,588	202,987
Other long-term liabilities	1,165,089	838,458
Total liabilities	2,139,415	1,490,763

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,946,668 shares issued and 5,945,347 shares outstanding at September 30, 2023 and 5,926,001 shares issued and 5,924,680 shares outstanding at December 31, 2022	5,947	5,926
Additional paid-in capital	106,870,506	105,011,318
Treasury stock, at cost, 1,321 shares at September 30, 2023 and December 31, 2022	(13,210)	(13,210)
Accumulated deficit	(94,643,702)	(87,095,430)
Total stockholders’ equity	12,219,541	17,908,604
Total liabilities and stockholders’ equity	$14,358,956	$19,399,367

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Development revenue	$1,557	$—	$100,000	$—
Grant revenue	—	10,675	37,388	186,661
Total revenue	1,557	10,675	137,388	186,661

Cost of development revenue	2,787	—	76,800	—
Cost of grant revenue	—	10,675	37,388	186,661
Total cost of revenue	2,787	10,675	114,188	186,661

Gross profit (loss)	(1,230)	—	23,200	—

Operating expenses:
Research and development	1,690,538	780,151	4,337,254	2,337,081
General and administrative	854,025	768,957	2,682,951	2,356,543
Sales and marketing	293,963	207,443	870,189	660,024
Total operating expenses	2,838,526	1,756,551	7,890,394	5,353,648

Loss from operations	(2,839,756)	(1,756,551)	(7,867,194)	(5,353,648)

Interest income, net	99,275	52,781	318,922	55,243

Net loss	$(2,740,481)	$(1,703,770)	$(7,548,272)	$(5,298,405)

Net loss per share – basic and diluted	$(0.44)	$(0.28)	$(1.22)	$(0.86)

Weighted average number of shares outstanding – basic and diluted	6,192,286	6,157,625	6,185,447	6,156,876

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,548,272)	$(5,298,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193,900	134,557
Stock-based compensation	1,859,209	696,127
Stock issued for services	—	100,100
Decrease (increase) in operating assets:
Accounts receivable	(34,604)	183,934
Prepaid expenses and other assets	153,398	(360,847)
Increase (decrease) in operating liabilities:
Accounts payable	(66,548)	(110,657)
Accrued expenses and other liabilities	263,643	142,458
Net cash used in operating activities	(5,178,734)	(4,512,733)

Cash flows from investing activities:
Purchase of property and equipment	(198,338)	(118,239)
Acquisition of intangible assets	(207,697)	(88,640)
Net cash used in investing activities	(406,035)	(206,879)

Net decrease in cash and cash equivalents	(5,584,769)	(4,719,612)
Cash and cash equivalents at beginning of period	16,345,623	23,170,149
Cash and cash equivalents at end of period	$10,760,854	$18,450,537

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Stockholders’ Equity

For the Three-Month Periods during the Nine Months Ended September 30, 2023 and 2022

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2021	5,893,767	$5,894	$104,063,321	1,321	$(13,210)	$(79,906,080)	$24,149,925
Exercise of options	1,351	1	(1)	—	—	—	—
Stock issued for services	10,000	10	100,090	—	—	—	100,100
Stock-based compensation	—	—	231,765	—	—	—	231,765
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(1,904,641)	(1,904,641)
Balances at March 31, 2022	5,905,118	5,905	104,395,175	1,321	(13,210)	(81,810,721)	22,577,149
Stock-based compensation	—	—	230,473	—	—	—	230,473
Net loss for the three months ended June 30, 2022	—	—	—	—	—	(1,689,994)	(1,689,994)
Balances at June 30, 2022	5,905,118	5,905	104,625,648	1,321	(13,210)	(83,500,715)	21,117,628
Stock-based compensation	—	—	233,889	—	—	—	233,889
Net loss for the three months ended September 30, 2022	—	—	—	—	—	(1,703,770)	(1,703,770)
Balances at September 30, 2022	5,905,118	$5,905	$104,859,537	1,321	$(13,210)	$(85,204,485)	$19,647,747

Balances at December 31, 2022	5,926,001	$5,926	$105,011,318	1,321	$(13,210)	$(87,095,430)	$17,908,604
Vesting of restricted stock units	6,889	7	(7)	—	—	—	—
Stock-based compensation	—	—	609,926	—	—	—	609,926
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(2,527,985)	(2,527,985)
Balances at March 31, 2023	5,932,890	5,933	105,621,237	1,321	(13,210)	(89,623,415)	15,990,545
Vesting of restricted stock units	6,889	7	(7)	—	—	—	—
Stock-based compensation	—	—	623,281	—	—	—	623,281
Net loss for the three months ended June 30, 2023	—	—	—	—	—	(2,279,806)	(2,279,806)
Balances at June 30, 2023	5,939,779	5,940	106,244,511	1,321	(13,210)	(91,903,221)	14,334,020
Vesting of restricted stock units	6,889	7	(7)	—	—	—	—
Stock-based compensation	—	—	626,002	—	—	—	626,002
Net loss for the three months ended September 30, 2023	—	—	—	—	—	(2,740,481)	(2,740,481)
Balances at September 30, 2023	5,946,668	$5,947	$106,870,506	1,321	$(13,210)	$(94,643,702)	$12,219,541

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

Net Loss Per Share

In accordance with Accounting Standards Codification 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three and nine months ended September 30, 2023 and 2022, the Company included pre-funded warrants to purchase 253,828 shares of common stock in its computation of net loss per share. The pre-funded warrants were issued in November 2019 with an exercise price of $0.001. See Note 7.

In periods with a net loss, no common share equivalents are included in the computation of diluted net loss per share because their effect would be anti-dilutive. At September 30, 2023 and 2022, potentially dilutive shares outstanding amounted to 1,629,117 and 1,412,368 shares, respectively, and exclude prefunded warrants to purchase shares of common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Intangible Assets

Intangible assets, net consisted of the following:

	September 30,	December 31,
	2023	2022
	(unaudited)
Patents	$1,456,513	$1,263,930
Trademarks	15,114	—
Other intangible assets	1,843,036	1,391,479
	3,314,663	2,655,409
Accumulated amortization - patents	(256,340)	(211,078)
Accumulated amortization - other intangible assets	(501,462)	(407,900)
	$2,556,861	$2,036,431

At September 30, 2023 and December 31, 2022, the Company had capitalized $472,108 and $341,610, respectively, for costs related to patents and trademarks that have not been awarded. Cost related to patents that have not yet been awarded are not amortized until patent issuance. As further discussed in Note 5, the Company entered into a license agreement in April 2023 and capitalized $451,557 in other intangible assets related to this agreement.

Amortization expense amounted to $50,420 and $138,824 for the three and nine months ended September 30, 2023, respectively, and $37,442 and $111,352 for the three and nine months ended September 30, 2022, respectively. Amortization expense for the succeeding five years and thereafter is $50,420 (remaining three months of 2023), $201,679 (2024-2027) and $1,227,617 (thereafter).

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

Future minimum payments under the lease are as follows:

For the Year Ended December 31,
2023 (remaining)	$19,841
2024	80,552
2025	82,587
2026	56,132
Total lease payments	239,112
Less: imputed interest	(19,396)
Total lease liability	219,716
Less: current portion of lease liability	(69,128)
Long-term lease liability	$150,588

At September 30, 2023, the remaining lease term was 35 months.

For the nine months ended September 30, 2023 and 2022, operating cash outflows for lease payments totaled $58,676 and $57,150, respectively. For both the three months ended September 30, 2023 and 2022, operating lease cost, recognized on a straight-line basis, totaled $19,018, and for both the nine months ended September 30, 2023 and 2022, operating lease cost, recognized on a straight-line basis, totaled $57,053.

Note 5 – Commitments and Contingencies

License Agreement

In 2015, the Company entered into a licensing agreement which expires in February 2033. Per the agreement, the Company has an exclusive royalty-free license associated with semiconductor power switches which enhances its intellectual property portfolio. The Company will pay $100,000 annually under this agreement.

In April 2023, the Company amended a 2021 license agreement which expires in February 2034. Per the agreement, the Company has an exclusive royalty-free license associated with semiconductor drive circuitry which enhances its intellectual property portfolio. The Company will pay $50,000 annually under this agreement. At inception, the Company recorded an intangible asset and other long-term liability of $451,557, for the estimated present value of future payments under the licensing agreement.

At September 30, 2023 and December 31, 2022, the other long-term liability for the estimated present value of future payments under the licensing agreements was $1,165,089 and $838,458, respectively. The Company is accruing interest for future payments related to these agreements.

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

Note 6 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was last amended in June 2023. The Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”). At September 30, 2023, 524,680 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Life
	Options	Price	(in years)
Outstanding at December 31, 2022	513,948	$7.59	6.6
Granted	12,000	$11.96
Outstanding at September 30, 2023	525,948	$7.69	5.9
Exercisable at September 30, 2023	463,950	$7.09	5.6

A summary of the Company’s restricted stock unit (RSU) and performance stock unit (PSU) activity is as follows:

	RSUs	PSUs
Outstanding at December 31, 2022	183,666	114,000
Granted	39,750	—
Vested	(20,667)	—
Outstanding at September 30, 2023	202,749	114,000

During the nine months ended September 30, 2023, the Company granted 27,550 RSUs to Board members, 12,200 RSUs to employees and 12,000 stock options to employees under the Plan. The estimated fair value of these equity grants, calculated using the Black-Scholes option valuation model for the stock options, was $529,389, $263,558 of which was recognized during the nine months ended September 30, 2023.

At September 30, 2023, there was $1,944,010of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.9 years.

Note 7 — Warrants

At September 30, 2023 and December 31, 2022, the Company had 786,420 warrants outstanding with a weighted average exercise price of $5.19 per share and 253,828 pre-funded warrants outstanding with an exercise price of $0.001 per share. The weighted average remaining life, excluding the 253,828 pre-funded warrants with no expiration date, of the outstanding warrants is 1.4 years.

At September 30, 2023, all warrants were exercisable, although the warrants held by certain of the Company’s warrant holders may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such warrant holder does not exceed 4.99% (or, at the investor’s election, 9.99%) of the outstanding shares of the Company’s common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include, but are not limited to, statements regarding our future financial performance, business condition and results of operations; our future business plans and pursuit of additional government funding and development agreements; our expectations regarding improvements to our technology, including incorporation of customer feedback into future products; our expectations regarding the timing of commercial fabrication of B-TRAN™ products and commencement of product sales; our expectations regarding the performance of our B-TRAN™ and the consistency between expected and actual performance; our expectations regarding testing and certification of our products; and our expectations regarding future expenses. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;

●	our ability to generate revenue;

●	our limited operating history;

●	the size and growth of markets for our technology;

●	regulatory developments that may affect our business;

●	our ability to successfully develop new products and the expected performance of those products;

●

the performance of third-party consultants and service providers whom we have and will continue to rely on to assist us in development and commercialization of our B-TRAN™ and related packaging and drive circuitry;

●	the rate and degree of market acceptance for our B-TRAN™ and current and future B-TRAN™ products;

●	the time required for third parties to redesign, test and certify their products incorporating our B-TRAN™;

●	our ability to successfully commercialize our B-TRAN™ technology;

●	our ability to secure strategic partnerships with semiconductor fabricators and others related to our B-TRAN™ technology;

●	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our technology;

●	the success of our efforts to manage cash spending, particularly prior to the commercialization of our B-TRAN™ technology at scale;

●	general economic conditions and events, including inflation, and the impact they may have on us and our potential partners and licensees;

●	our dependence on the global supply chain and impacts of supply chain disruptions;

●	our ability to obtain adequate financing in the future, if and when we need it;

●	the impact of global health pandemics on our business, financial condition and results of operations;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this report.

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

To date, operations have been funded primarily through the sale of common stock and we have generated $3.7 million in grant revenue and $100,000 in development revenue for bidirectional power switch development. Revenue was $1,557 and $137,388 in the three and nine months ended September 30, 2023, respectively, and $10,675 and $186,661 in the three and nine months ended September 30, 2022, respectively. Revenue for the three months ended September 30, 2023 related to a development agreement. Revenue for the nine months ended September 30, 2023 related to a development agreement and a government grant. Revenue for the three and nine months ended September 30, 2022 related to government grants. We expect to pursue additional development agreements and government grants, if and when available, to further develop, improve and/or commercialize our technology. We are in the process of commercializing our B-TRAN™ technology.

Product Launch

In January 2023, we launched our first commercial product, the SymCool™ Power Module. This multi-die B-TRAN™ module is designed to meet the very low conduction loss needs of the solid-state circuit breaker (SSCB) market. We expect initial SymCool™ sales to commence as early as late 2023, depending on the ultimate date that this initial product is fabricated and available for commercial sale.

In September 2023, we launched our second commercial product, the SymCool™ IQ Intelligent Power Module. The SymCool™ IQ builds on the bidirectional B-TRAN™ multi-die packaging design of our SymCool™ power module and adds an integrated intelligent driver optimized for bidirectional operation. This product targets several markets including renewable energy, energy storage, EV charging and UPS systems for data centers. We expect initial sales of this product to commence next year.

Development Agreement

During the fourth quarter of 2022, we announced, and began Phase 1 of, a product development agreement with a top 10 global automaker for a custom B-TRAN™ power module for use in the automaker’s electric vehicle (EV) drivetrain inverters in its next generation EV platform. In Phase 1 of the program, we provided packaged B-TRAN™ devices, test kits and technical data to the top 10 global automaker for their evaluation. During the third quarter of 2023, we secured, and began Phase 2 of, this program. In Phase 2 of the program, we are collaborating with a packaging company selected by the automaker that will fabricate the custom B-TRAN™ modules. In Phase 3, the final development phase under the program, the custom B-TRAN™ power module is expected to be tested and certified in accordance with automotive codes and standards. The delivery of production-ready B-TRAN™-based modules is targeted for 2025. We recorded all of the revenue under Phase 1 of this agreement in the nine months ended September 30, 2023. We expect to record revenue for Phase 2 of this program in the next one to two quarters.

Test and Evaluation Agreements

Since the middle of 2021, we announced several test and evaluation agreements with prospective customers, including a second top 10 global automaker, a top 10 global provider of power conversion solutions to the solar industry, two global diverse power management market leaders, a tier 1 automotive supplier and a global power conversion supplier. These companies, along with other current and future participants in our test and evaluation program, intend to test and evaluate the B-TRAN™ for use in their applications. We expect to incorporate the feedback from these customers into our future commercial products. We began B-TRAN™ customer shipments to program participants in June 2023.

Results of Operations

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

Revenue. Revenue for the three months ended September 30, 2023 and 2022 was $1,557 and $10,675, respectively. Revenue for the three months ended September 30, 2023 consisted of development revenue (see Development Agreement above). Revenue for the three months ended September 30, 2022 consisted of grant revenue.

The grant revenue for the three months ended September 30, 2022 related to a $1.2 million subcontract with Diversified Technologies, Inc. (“DTI”) to supply B-TRAN™ devices as part of a contract awarded to DTI by the United States Naval Sea Systems Command (“NAVSEA”) for the development and demonstration of a B-TRAN™ enabled high efficiency direct current solid-state circuit breaker (“SSCB”). We completed our work under the subcontract in the second quarter of 2023.

We launched our first commercial product in January 2023 and expect initial sales of this product to commence as early as late 2023, depending on the ultimate date that this initial product is fabricated and available for commercial sale. We launched our second commercial product in September 2023 and expect initial sales of this product to commence next year. We also expect to pursue additional development agreements, including Phase 3 of the development agreement discussed above, as well as government funding opportunities that may result in additional development and/or grant revenue in the future.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2023 and 2022 was $2,787 and $10,675, respectively. The cost of revenue for the three months ended September 30, 2023 relates to Phase 1 of the development agreement. The cost of revenue for the three months ended September 30, 2022 relates to the subcontract with DTI. For the subcontract with DTI, cost of grant revenue is equal to the associated grant revenue resulting in no gross profit.

Gross Profit (Loss). Gross profit (loss) for the three months ended September 30, 2023 was a gross loss of $1,230. Gross profit (loss) for the three months ended September 30, 2022 was $0. The gross loss in the three months ended September 30, 2023 relates to the development agreement. We recorded no gross profit for the DTI subcontract in the three months ended September 30, 2022 and expect no gross profit from government grants that we are pursuing or may pursue in the future.

Research and Development Expenses. Research and development expenses increased by $910,387, or 117%, to $1,690,538 in the three months ended September 30, 2023 from $780,151 in the three months ended September 30, 2022. The increase was due to higher semiconductor fabrication costs of $552,721, stock-based compensation expense of $284,871, engineering services, primarily device packaging costs, of $71,379, personnel costs of $60,671, partly offset by lower search and placement fees of $53,823 and other B-TRAN™ development spending of $5,432.

In the three months ended September 30, 2023, higher semiconductor fabrication costs included wafer runs at a high-volume production foundry and the start of qualification of a second high-volume production foundry. In the three months ended September 30, 2023, stock-based compensation expense included $207,776 related to performance stock units granted in December 2022 with a derived service period of 0.89 years.

Research and development expenses will be subject to quarterly variability due primarily to the number, size and timing of semiconductor fabrication runs and their associated cost as well as the timing and cost of other major development activities.

General and Administrative Expenses. General and administrative expenses increased by $85,068, or 11%, to $854,025 in the three months ended September 30, 2023 from $768,957 in the three months ended September 30, 2022. The increase was due to higher stock-based compensation expense of $93,470, investor relations spending of $43,158 and personnel costs of $31,736, partly offset by lower consulting costs of $69,550 (relating to our compensation benchmarking study in the three months ended September 30, 2022) and other net costs of $13,746. In the three months ended September 30, 2023, stock-based compensation expense included $66,056 related to performance stock units granted in December 2022 with a derived service period of 0.89 years.

We expect relatively flat general and administrative expenses, exclusive of stock-based compensation, in the fourth quarter of 2023 as compared to the third quarter of 2023.

Sales and Marketing Expenses. Sales and marketing expenses increased by $86,520, or 42%, to $293,963 in the three months ended September 30, 2023 from $207,443 in the three months ended September 30, 2022. The increase was due to higher personnel costs of $57,131, legal fees for commercial contracts of $13,970, stock-based compensation expense of $13,772 and other net spending of $1,647. We expect relatively flat sales and marketing expenses in the fourth quarter of 2023 as compared to the third quarter of 2023.

Loss from Operations. Our loss from operations for the three months ended September 30, 2023 was $2,839,756, or 62% higher, than the $1,756,551 loss from operations for the three months ended September 30, 2022 for the reasons discussed above.

Interest Income, Net. Net interest income was $99,275 for the three months ended September 30, 2023 compared to $52,781 for the three months ended September 30, 2022 due to the impact of higher interest rates on our money market account.

Net Loss. Our net loss for the three months ended September 30, 2023 was $2,740,481, or 61% higher, as compared to a net loss of $1,703,770 for the three months ended September 30, 2022, for the reasons discussed above.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

Revenue. Revenue for the nine months ended September 30, 2023 and 2022 was $137,388 and $186,661, respectively. Revenue for the nine months ended September 30, 2023 included development revenue of $100,000 and grant revenue of $37,388. Revenue for the nine months ended September 30, 2022 consisted of grant revenue.

The grant revenue for the nine months ended September 30, 2023 and 2022 related primarily to the $1.2 million subcontract with DTI discussed above. We completed our work under this subcontract in the second quarter of 2023. For the nine months ended September 30, 2022, grant revenue also included revenue related to a second subcontract with DTI. In late 2021, we entered into and began work under a $50,000 subcontract with DTI under a Phase I Small Business Innovation Research grant from the U.S. Department of Energy to develop a B-TRAN™-driven low loss alternating current SSCB. We completed our work under this subcontract in the first quarter of 2022.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2023 and 2022 was $114,188 and $186,661, respectively. The cost of revenue relates to the development agreement and the NAVSEA subcontract with DTI for the nine months ended September 30, 2023 and the subcontracts with DTI for the nine months ended September 30, 2022. For the subcontracts with DTI, cost of grant revenue is equal to the associated grant revenue resulting in no gross profit.

Gross Profit. Gross profit for the nine months ended September 30, 2023 and 2022 was $23,200 and $0, respectively. The gross profit in the nine months ended September 30, 2023 related to the development agreement. We recorded no gross profit for the DTI subcontracts in the nine months ended September 30, 2023 and 2022 and expect no gross profit from government grants that we are pursuing or may pursue in the future.

Research and Development Expenses. Research and development expenses increased by $2,000,173, or 86%, to $4,337,254 in the nine months ended September 30, 2023 from $2,337,081 in the nine months ended September 30, 2022. The increase was due to higher stock-based compensation expense of $851,265, semiconductor fabrication costs of $674,098, personnel costs of $286,767, engineering services, primarily device packaging, of $258,812 and other B-TRAN™ spending of $4,390, slightly offset by lower contract labor costs of $75,159.

In the nine months ended September 30, 2023, higher semiconductor fabrication costs included wafer runs at a high-volume production foundry and the start of qualification of a second high-volume production foundry. In the nine months ended September 30, 2022, semiconductor fabrication costs included only fabrication costs incurred at development foundries. In the nine months ended September 30, 2023, stock-based compensation expense included $623,329 related to performance stock units granted in December 2022 with a derived service period of 0.89 years.

General and Administrative Expenses. General and administrative expenses increased by $326,408, or 14%, to $2,682,951 in the nine months ended September 30, 2023 from $2,356,543 in the nine months ended September 30, 2022. The increase was due to higher stock-based compensation expense of $271,083 and personnel costs of $138,027, partly offset by lower consulting costs of $69,550 (relating to our compensation benchmarking study in the nine months ended September 30, 2022) and other net costs of $13,152. In the nine months ended September 30, 2023, stock-based compensation expense included $198,168 related to performance stock units granted in December 2022 with a derived service period of 0.89 years.

Sales and Marketing Expenses. Sales and marketing expenses increased by $210,165, or 32%, to $870,189 in the nine months ended September 30, 2023 from $660,024 in the nine months ended September 30, 2022. The increase was due to higher personnel costs of $129,303, search and placement fees of $43,750 and stock-based compensation of $40,733, slightly offset by lower other net spending of $3,621.

Loss from Operations. Our loss from operations for the nine months ended September 30, 2023 was $7,867,194, or 47% higher, than the $5,353,648 loss from operations for the nine months ended September 30, 2022 for the reasons discussed above.

Interest Income, Net. Net interest income was $318,922 for the nine months ended September 30, 2023 compared to $55,243 for the nine months ended September 30, 2022 due to the impact of higher interest rates on our money market account.

Net Loss. Our net loss for the nine months ended September 30, 2023 was $7,548,272, or 42% higher, as compared to a net loss of $5,298,405 for the nine months ended September 30, 2022, for the reasons discussed above.

Liquidity and Capital Resources

In the nine months ended September 30, 2023, we have generated development and grant revenue only. We expect initial product sales as early as late 2023, depending on the ultimate date that our initial product is fabricated and available for commercial sale. We have incurred losses since inception. We have funded our operations to date through the sale of common stock.

At September 30, 2023, we had cash and cash equivalents of $10.8 million. Our net working capital at September 30, 2023 was $10.4 million. We had no outstanding debt at September 30, 2023.

We believe that our cash and cash equivalents on hand will be sufficient to meet our ongoing liquidity needs for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q; however, we will require additional funds in the future to fully implement our plan of operation and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets could each impact our business and liquidity.

Operating activities in the nine months ended September 30, 2023 resulted in cash outflows of $5,178,734, which were due to the net loss for the period of $7,548,272, partly offset by stock-based compensation of $1,859,209, depreciation and amortization of $193,900 and favorable balance sheet timing of $316,429.

Operating activities in the nine months ended September 30, 2022 resulted in cash outflows of $4,512,733, which were due to the net loss for the period of $5,298,405 and unfavorable changes in net working capital of $145,112, partly offset by stock-based compensation of $696,127, stock issued for services of $100,100 and depreciation and amortization of $134,557.

We expect an increase in cash outflows from operating activities in the fourth quarter of 2023 as we continue to commercialize our B-TRAN™ technology.

Investing activities in the nine months ended September 30, 2023 and 2022 resulted in cash outflows of $406,035 and $206,879, respectively, for the acquisition of intangible assets and fixed assets.

Critical Accounting Estimates

There have been no significant changes during the nine months ended September 30, 2023 to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial and accounting officer) of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023 and has concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Dated November 14, 2023	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer