Form 10-K
period 2023-12-31
Ideal Power Inc.
filed 2024-04-01
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001‑36216

IDEAL POWER INC.

(Exact name of registrant as specified in its charter)

DELAWARE	14‑1999058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5508 Highway 290 West, Suite 120

Austin, Texas 78735

(Address and zip code of principal executive offices)

(512) 264‑1542

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $69.5 million as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last sales price reported for such date on The Nasdaq Capital Market. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant’s common equity are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2024, the issuer had 7,371,699 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2024 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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

●	the rate and degree of market acceptance for our B-TRAN™ and current and future B-TRAN™ products;

●	the time required for third parties to redesign, test and certify their products incorporating our B-TRAN™;

●	our ability to successfully commercialize our B-TRAN™ technology;

●	our ability to secure strategic partnerships with semiconductor fabricators and others related to our B-TRAN™ technology;

●	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our technology;

●	the success of our efforts to manage cash spending, particularly prior to the commercialization of our B-TRAN™ technology at scale;

●	general economic conditions and events, including inflation, and the impact they may have on us and our potential partners and licensees;

●	our dependence on the global supply chain and the impacts of supply chain disruptions;

●	our ability to obtain adequate financing in the future, if and when we need it;

●	the impact of global health pandemic on our business, financial conduction and results of operations;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this report.

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

We are solely focused on the further development and commercialization of our Bidirectional bipolar junction TRANsistor (“B-TRAN™”) solid-state switch technology.

To date, operations have been funded primarily through the sale of common stock and we have generated $3.7 million in grant revenue for bidirectional power switch development. Grant revenue was $37,388 and $203,269, respectively, in the years ended December 31, 2023 and 2022, respectively. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology.

We are in the process of commercializing our B-TRAN™ technology and launched our first two commercial products, the SymCool™ Power Module and SymCool™ IQ Intelligent Power Module, in 2023. We generated $161,483 in commercial revenue in the year ended December 31, 2023.

Product Launches

In early 2023, we launched our first commercial product, the SymCool™ Power Module. This multi-die B-TRAN™ module is designed to meet the very low conduction loss needs of the solid-state circuit breaker (“SSCB”) market. We commenced shipment of SymCool™ Power Modules to fulfill customer orders in early 2024.

In late 2023, we launched our second commercial product, the SymCool™ IQ Intelligent Power Module (“IPM”). The SymCool™ IQ IPM builds on the bidirectional B-TRAN™ multi-die packaging design of our SymCool™ Power Module and adds an integrated intelligent driver optimized for bidirectional operation. This product targets several markets including renewable energy, energy storage, electric vehicle (“EV”) charging and other industrial applications. We expect initial sales of this product in late 2024.

Development Agreement

During the fourth quarter of 2022, we announced, and began Phase 1 of, a product development agreement with Stellantis, a top 10 global automaker, for a custom B-TRAN™ power module for use in the automaker’s EV drivetrain inverters in its next generation EV platform. In Phase 1 of the program, we provided packaged B-TRAN™ devices, test kits and technical data to Stellantis for their evaluation. During the third quarter of 2023, we secured, and began Phase 2 of, this program. In Phase 2 of the program, we collaborated with Stellantis and the program partners, including both the program’s packaging company and the organization building the initial drivetrain inverter, to supply B-TRAN™ devices for integration into the custom power module and inverter designs. Also, as part of Phase 2, we provided Stellantis a comprehensive test plan for the testing required to achieve certification to automotive standards for B-TRAN™. The test plan was subsequently approved as submitted. In early 2024, we successfully completed Phase 2 of the program. Phase 3 builds on the completion of all Phase 1 and 2 deliverables and therefore transitions to Stellantis’ production team. We are currently finalizing the scope of work for the next phase of the program with Stellantis. This phase is expected to include the extensive testing of the custom B-TRAN™ module to meet automotive certification standards enabling B-TRAN™ to be the core of the powertrain inverter for the automaker’s next-generation EVs. The objective of this phase is the completion and certification of a production-ready B-TRAN™-based module and is targeted for 2025. We recorded all of the revenue under Phase 1 and $61,483 of the revenue under Phase 2 in the year ended December 31, 2023. We will record the remaining Phase 2 revenue in the first quarter of 2024.

March 2024 Offering

In March 2024, we issued and sold 1,366,668 shares of our common stock at a price of $7.50 per share and 633,332 pre-funded warrants to purchase shares of our common stock at a price of $7.499 per pre-funded warrant in an underwritten public offering (the “March 2024 Offering”). The pre-funded warrants have an exercise price of $0.001 per share. The underwriter has a 30-day option to purchase up to an additional 300,000 shares of our common stock at the offering price, less the underwriting discounts and commissions. The estimated net proceeds to us from the March 2024 Offering are $13.6 million or $15.7 million if the underwriter exercises its option to purchase additional shares in full. We intend to use the net proceeds from the March 2024 Offering to fund further commercialization and development of our B-TRAN™ technology and general corporate and working capital purposes.

Test and Evaluation Agreements

Since the middle of 2021, we announced several test and evaluation agreements with prospective customers, including a second top 10 global automaker, a top 10 global provider of power conversion solutions to the solar industry, two global diverse power management market leaders, a tier 1 automotive supplier and a global power conversion supplier. These companies, along with other current and future participants in our test and evaluation program, intend to test and evaluate the B-TRAN™ for use in their applications. We expect to incorporate the feedback from these customers into our future commercial products. We began B-TRAN™ customer shipments to program participants in mid-2023.

Industry Background

A semiconductor material is a substance that is characterized for “conducting” electricity easily, while at the same time, working as an insulator to prevent the flow of electricity. By using semiconductors, it becomes possible to perform rectification for the uni-directional flow of electricity, amplification for increasing electrical signals, and switching to open and close the flow of electricity.

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

Power semiconductors are mostly used in power conversion such as in changing voltages and frequencies, as well as changing direct current (“DC”) to alternating current (“AC”) and AC to DC. Power semiconductors play an indispensable role in accurately driving motors from low to high speeds, controlling the voltage and flow of electricity in electric and hybrid electric vehicles, supplying power grids with power generated from solar cells or wind turbines with less power loss, and providing a stable source of electricity to various home appliances and electrical equipment. In recent years, there has been a greater demand for energy-savings and power consumption reductions and growing demand for renewable energy and electric vehicles and, as a result, the need for power semiconductors that minimize power loss has been increasing.

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

A bidirectional circuit incorporates multiple IGBTs, which are power switches used in the process to convert power from one current form to another. IGBTs switch current in only one direction and require the use of a blocking diode to prevent current from flowing back through the device. To enable a product to perform bidirectional power conversion, for each IGBT and diode used in a circuit, a second IGBT and diode must also be utilized. These additional components add voltage drops that affect the electrical efficiency of end-use products and generate heat that must be dissipated. To eliminate the need to utilize four devices to create one bidirectional switch and to improve the performance of bidirectional switching, a true bidirectional switch is necessary. While we initially focused on the development of a BD-IGBT under the ARPA-E grant, we shifted our focus under the grant to the development of a new, highly efficient power switch called a bidirectional bipolar junction transistor, or B-TRAN™, that will allow product manufacturers to substitute one B-TRAN™ for two pairs of IGBTs and diodes used in bidirectional circuits in their products and, more importantly, be a potential replacement for conventional power switches, such as IGBTs, in the broader power semiconductor market. The B-TRAN™ leverages many of the same processing steps we had developed for the BD-IGBT while also providing certain key advantages including patentability, reduced component count and higher efficiency compared to a BD-IGBT.

Based on discrete B-TRAN™ device and SymCool™ power module testing, we believe that the B-TRAN™ can significantly improve electrical efficiency in power converters and many other power conversion applications. Compared to conventional power switches, such as IGBTs, B-TRAN™ can reduce power losses by 50% or more depending on the application. This higher efficiency will substantially reduce the heat generated by the operation of products utilizing this technology. As a result, products incorporating B-TRANs™ will have lower thermal management requirements. This in turn requires a significantly smaller surface area for heat dissipation which will enable increased power density, or power per pound, and potentially result in smaller original equipment manufacturer, or OEM, products. In addition, B-TRAN™’s symmetric bidirectional operation reduces the number of components by 75% as compared to a conventional bidirectional switch utilizing IGBTs and diodes. This highly efficient and, we believe, unique symmetric operation should provide a strong competitive advantage in bidirectional applications which are growing at rapid rates due to the electrification of transportation, the shift to renewable energy coupled with energy storage and utility grid modernization.

The results from our testing of discrete B-TRAN™ devices and SymCool™ power modules is consistent with third-party simulations that predicted significant performance and efficiency improvements over conventional power switches such as silicon-controlled rectifiers (“SCRs”), IGBTs and MOSFETs. We have also qualified a high-volume production foundry that successfully fabricated B-TRAN™ wafers, validating the ability to make B-TRAN™ semiconductor power switches using conventional silicon semiconductor fabrication equipment and processes. Test results measured B-TRAN™ electrical losses at less than 50% that of conventional power switches such as silicon IGBTs.

As part of the B-TRAN™ development and commercialization process and in partnership with our semiconductor fabrication partners, we continue with additional B-TRAN™ wafer runs, incorporating the results of prior runs and subsequent testing into the B-TRAN™ wafer fabrication. With the double-sided transistor behavior and low conduction losses validated and upgrades and improvements in the manufacturing process implemented, we began shipping multiple packaged B-TRAN™ devices, a device driver, and a power test board housed in a safety enclosure to the large companies in our test and evaluation program in mid-2023. Feedback from potential customers in the test and evaluation program will be incorporated into future B-TRAN™ products. In early 2024, we commenced shipments of our SymCool™ power module to fulfill customer orders.

The primary raw material used in the fabrication of B-TRAN™ devices is silicon wafers. Silicon is abundant and the production of silicon wafers is a large, global business with most manufacturers in Europe and Asia.

Business Strategy and Target Markets

We utilize a strategic partnership model focused on leveraging the existing silicon processing infrastructure, allowing us to focus on the further development and commercialization of our B-TRAN™ technology.

Target markets for current and future B-TRAN™-based products include, but are not limited to, electric and hybrid electric vehicles, electric vehicle charging, renewable energy and energy storage system power converters, uninterruptible power supplies (“UPS”) for data centers, industrial motor drives, solid-state circuit breakers, distribution and transmission switches and controls and other industrial and military markets. These markets typically utilize IGBTs for power switching in their applications. According to Mordor Intelligence, the power electronics market was $29.2 billion in 2022 and is forecasted to grow to $37.7 billion by 2028. We are initially targeting large and growing segments of the IGBT market, such as solid-state circuit breakers, electric and hybrid electric vehicles, electric vehicle charging, renewable energy and energy storage. We believe that B-TRAN™ provides a competitive advantage in several IGBT markets due to its higher expected efficiency and inherent bidirectionality, the growth in bidirectional applications such as electric vehicles and energy storage, and as it seems the IGBT has almost reached its technological limit. We began to commercialize our B-TRAN™ technology in 2021 as we reached agreements with several potential customers and partners to participate in our B-TRAN™ test and evaluation program. We delivered multiple packaged B-TRAN™ devices, a device driver, and a power test board housed in a safety enclosure to the large companies in our test and evaluation program in mid-2023. See “Test and Evaluation Agreements” above. In late 2022, we entered into our first product development agreement and, in 2023, we launched our first two commercial products. See “Development Agreement” and “Product Launches” above.

Intellectual Property

We rely on a combination of patents, trade secrets, laws that protect intellectual property, confidentiality procedures and contractual restrictions with our employees and others to establish and protect our intellectual property rights. As of December 31, 2023, we had 45 U.S. and 35 foreign issued patents as well as 38 additional pending U.S. and international patent applications on our B-TRAN™ technology. Our first B-TRAN™ patent issued in 2015 and our patents generally have a 20-year life from the date of initial filing prior to expiration. We expect to continue to build our patent estate for our B-TRAN™ technology and other technological developments that broaden the scope of our technology platform. In addition, we treat the proprietary dual-sided wafer fabrication process we developed to produce B-TRAN™ wafers as a trade secret.

License Agreements

In 2015, we entered into a licensing agreement which expires in February 2033. Per the agreement, we have an exclusive royalty-free license associated with semiconductor power switches which enhances our intellectual property portfolio. We pay $100,000 annually under this agreement.

In 2023, we amended a 2021 license agreement which expires in February 2034. Per the agreement, we have an exclusive royalty-free license associated with semiconductor drive circuitry which enhances our intellectual property portfolio. We pay $50,000 annually under this agreement. At inception, we recorded an intangible asset and other long-term liability of $451,557 for the estimated present value of future payments under this licensing agreement.

At December 31, 2023, the corresponding long-term liability for the estimated present value of future payments under these licensing agreements was $1,125,173. We are accruing interest for future payments related to these agreements.

Competition

We compete against well-established incumbent power semiconductor device suppliers, including companies that already operate at a large scale in the single-sided (unidirectional) power switch market with IGBTs and MOSFETs, including silicon carbide MOSFETs. Many of these suppliers are now selling modules that utilize multiple conventional power switches to form a bidirectional circuit. We continue to monitor the competitive landscape for offerings or potential offerings based on new technologies with inherent bidirectionality. Many, if not all of our competitors, have greater financial resources, more comprehensive product offerings, broader market presence, longer standing relationships with business partners, longer operating histories, greater manufacturing capabilities, stronger brand recognition, and greater marketing resources than we have. To date, we are not aware of any offerings or potential offerings based on a true high efficiency bidirectional design other than potential products based on our B-TRAN™ technology.

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

Government Approval and Regulation

Government approval is not required for us to license our B-TRAN™ technology or sell B-TRAN™ devices or products. However, government support for semiconductors and certain of our potential target markets including electric and hybrid electric vehicles, electric vehicle charging infrastructure, renewable energy, grid storage and improved grid resiliency may impact the size and growth rate of semiconductors and these potential target markets. There has been a trend in both the United States and abroad to support the adoption of electric vehicles and renewable energy due to increased concern regarding the effects of climate change. For example, the Biden administration has announced several initiatives related to EVs. The Bipartisan Infrastructure Law will invest $7.5 billion to build a national network of 500,000 EV chargers so that charging EVs is predictable, reliable and accessible; more than $7 billion to ensure domestic manufacturers have the critical minerals and other components necessary to make batteries; and over $10 billion for clean transit and school buses. In addition, the Inflation Reduction Act provides incentives for buyers of new and used EVs, credits to help manufacturers retool existing facilities and build new manufacturing in the United States, and grants to deploy zero emission heavy-duty vehicles. The CHIPS and Science Act will make critical investments in building domestic capacity for the semiconductors necessary for electric vehicles and will establish a technology, innovation, and partnerships directorate at the National Science Foundation to focus on fields like semiconductors and advanced computing, advanced communications technology, advanced energy technologies, quantum information technologies, and biotechnology. Government support for semiconductors and our potential target markets could have a material and positive impact on our business if our B-TRAN™ technology is successfully commercialized, particularly in these markets.

Employees

As of February 28, 2024, we had 11 full-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

Available Information

Our Internet address is www.idealpower.com and our investor relations website is located at ir.idealpower.com. We make available free of charge on our investor relations website under the heading “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports and our Proxy Statement as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. These reports are also available free of charge via EDGAR through the Securities and Exchange Commission’s (“SEC”) website (www.sec.gov) as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. We also make available on our website, our corporate governance documents, including our code of conduct and ethics. Information contained on our website (or any other website referred to in this Annual Report on Form 10-K) is not incorporated by reference into this Annual Report on Form 10-K.

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

Risks Related to the Company

We lack an established operating history on which to evaluate our business and determine if we will be able to execute our business plan. We have also incurred losses in prior periods, expect to incur losses in the future, currently generate limited commercial revenue and we may not achieve or maintain profitability in the future.

We have a limited operating history that makes it difficult to evaluate our business. Our focus is on the development and commercialization of our B-TRAN™ technology. We cannot say with certainty when we will successfully commercialize our B-TRAN™ technology, if ever, and thus we may not generate significant commercial revenue in the near future, or ever.

Since inception, we have sustained approximately $97.0 million in net losses and we had net losses for the years ended December 31, 2023 and 2022 of approximately $10.0 million and $7.2 million, respectively. We expect to incur losses and negative cash flows from operating activities at least until such time as we have commercialized our B-TRAN™ technology and developed a substantial and stable revenue base. We cannot assure you that we can develop a substantial and stable revenue base or achieve or sustain profitability in the future.

We have been funding operations primarily through the sale of common stock. We currently generate limited commercial revenue, and, in order to fund our operations until we are profitable, we may need to raise additional funds and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms if and as needed, we may not be able to execute our business plan and generate sustainable revenue. This may seriously harm our business, financial condition and results of operations. In the event we are not able to continue operations, you will likely suffer a complete loss of your investment in our securities.

Product development and commercialization is an inherently uncertain process, and we may encounter unanticipated development and/or commercialization challenges and may not be able to meet our product design and/or commercialization milestones.

Prototype and product development and testing may be subject to unanticipated and significant delays, expenses and technical or other problems. We cannot guarantee that we will successfully achieve our milestones within our planned timeframe or ever. We have developed and tested discrete B-TRAN™ devices and SymCool™ power modules. We cannot predict whether future prototypes of, or actual, B-TRAN™ products will achieve results consistent with our expectations, third-party simulations or the expectations of our potential customers and/or licensees. A prototype or product could cost significantly more than expected or the prototype or product design fabrication process could uncover problems that are not consistent with our expectations. Prototypes of B-TRAN™ devices and new product introductions are a material part of our business plan, and if they are not proven to be successful, our business and prospects would be harmed. In addition, for both testing and commercialization purposes, the B-TRAN™ needs to be packaged and paired with an efficient double-sided driver. Driver development is subject to similar risks as the B-TRAN™ prototype and product development including being subject to unanticipated and significant delays, expenses and technical or other problems.

More generally, the commercialization of products using our technology and designs may also be adversely affected by many factors not within our control, including:

●

the willingness of market participants to try new products incorporating our technology and the perceptions of these market participants of the safety, reliability, functionality and cost effectiveness of these products;

●	the emergence of newer, possibly more effective technologies;

●	the cost and availability of the raw materials and components needed to manufacture and use products incorporating our technology; and

●	the adoption of new regulatory or industry standards that may adversely affect the use or cost of products incorporating our technology.

Accordingly, we cannot predict that products incorporating our technology will be accepted on a scale sufficient to support the development of mass markets for them.

Our semiconductor fabrication partners may be unable to successfully and cost-effectively develop and implement new process steps necessary for bidirectional semiconductor device fabrication at scale.

While the fabrication of B-TRAN™ wafers uses conventional equipment and process steps, there is heightened risk in the fabrication process due to the handling and processing of both sides of the wafer and achieving the required front to back alignment of the features. Two-sided wafer processing and handling is necessary as the B-TRAN™, unlike conventional power semiconductor devices, is a two-sided bidirectional device. In addition, the cost to manufacture a B-TRAN™ will be impacted by the number of process steps, the processing time and the size of the wafer. B-TRAN™ fabrication currently utilizes smaller 6-inch diameter wafers resulting in fewer die per wafer. As a result, the cost per die is higher than if larger diameter wafers were utilized. For example, if an 8-inch wafer was used it would have almost two and one half times the area and produce almost two and one half times as many die as a 6-inch wafer, resulting in a lower cost per die. If we, in partnership with our semiconductor fabrication partners, are unable to successfully and cost-effectively develop and implement new process steps necessary for bidirectional semiconductor device fabrication at scale or encounter unforeseen issues in transitioning to larger diameter wafers, our business, financial condition and results of operations would be materially and adversely affected.

There are a limited number of semiconductor fabrication development facilities in the United States and abroad. Furthermore, from time to time there has been insufficient fabrication capacity for, and shortages of, certain semiconductor devices and related electronic components. Disruptions to the supply chain for semiconductors and related electronic components could delay our critical development and commercialization activities and/or result in significantly higher costs for us for semiconductor components and/or semiconductor foundry and related services. This risk is magnified for us as a small company as we are at a disadvantage relative to larger, more established companies in securing semiconductor fabrication capacity as we do not have longstanding relationships with semiconductor foundries and, as a new technology, it will take time to scale to the volume necessary to attract and retain certain semiconductor foundries. There are also a limited number of well-capitalized semiconductor fabricators working with the smaller diameter wafers currently utilized by us for development and production. Our inability to engage such partners in a cost-effective manner, the loss of any fabrication partner once engaged or industry supply chain disruptions may materially delay our development efforts and may have a materially adverse effect on our business, financial condition and results of operations.

We, or our potential future licensees, must achieve design wins to obtain customers, although design wins achieved may not necessarily result in substantial sales or licensing revenue to us.

We anticipate that our current and future designs will typically be integrated into systems by our current and potential customers. This may result in the need to customize our designs, generally the packaging and/or driver rather than the B-TRAN™ die, for certain applications or customers. We will need to work with semiconductor partners and/or manufacturers early in their design cycles to ensure that our designs will meet the requirements of their systems. Manufacturers typically choose one or two vendors to provide the components for use in their systems. Selection as one of these vendors is called a design win. It is critical that we, or our licensees, achieve these design wins in order to obtain customers and generate sales and/or licensing revenue. We currently have a test and evaluation program whereby program participants test our B-TRAN™ technology for use in their applications. We can provide no assurance that participation by a potential customer in our test and evaluation program will result in a design win.

We believe that equipment manufacturers often select their suppliers based on factors including long-term relationships and end user demand. Accordingly, we may have difficulty achieving design wins from equipment manufacturers as our products are, and new products will be, new entrants into the market. Our efforts to achieve design wins or assist our potential future licensees in achieving design wins may be time consuming and expensive and may not be successful. If we or our potential future licensees are not successful in achieving design wins, or if we or our potential future licensees do achieve design wins but the customers’ systems that utilize our designs are not successful, our business, financial condition, and results of operations could be materially and adversely impacted.

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

Once a manufacturer chooses a component for use in a particular system, it is likely to retain that component for the life of that system. In addition, the sales cycle into certain of our target markets, such as the automotive market, are typically very long. Our future growth could experience material and prolonged adverse effects if we fail to achieve design wins or if the design wins do not result in substantial revenue for us within a reasonable timeframe.

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

Although we are initially employing a product sales strategy for products incorporating our B-TRAN™ technology, we also expect to employ a licensing strategy for the production and potentially the sale of our B-TRAN™ products in certain instances. However, we may not be able to secure license agreements with semiconductor fabrication partners or other strategic partners at all or on terms that are advantageous to us. Furthermore, the timing and volume of revenue earned from license agreements will be outside of our control. If the license agreements we may enter into in the future do not prove to be advantageous to us, our business and results of operations will be adversely affected.

Future revenue may rely on the marketing and sales efforts of third parties whom we do not control.

The marketing and sale of our future products to end user customers may be conducted by us, distributors, sales representatives, future licensees of our technology or likely a combination thereof. Consequently, the commercial success of our products may depend, to a great extent, on the efforts of others. We may not be able to identify, maintain or establish appropriate relationships in the future. We can give no assurance that any such third parties will focus adequate resources on selling our products or will be successful in selling them. In addition, these third parties may require customization of our designs or other concessions that could reduce the potential profitability of these relationships. Failure to develop favorable licensing relationships in our target markets may adversely affect our commercialization schedule and, to the extent we enter into such relationships, the failure of our licensees to focus adequate resources on selling our products or be successful in selling them or to meet their monetary obligations to us may adversely affect our financial condition and results of operations.

A material part of our success depends on our ability to manage third-party resources. Our failure to properly select, manage and retain qualified third-party resources could materially and adversely affect our results of operations and relations with our partners and future customers.

Our development efforts are highly dependent on third-party resources for semiconductor expertise and manufacturing. These third-party resources include experts in power semiconductor switches and drivers, semiconductor fabrication suppliers, and other resources within the power switch ecosystem. The loss of one or more of our third-party resources could have a material adverse effect on the timing of our development and/or commercialization efforts which could, in turn, result in our business and results of operations being adversely affected. We also rely on our semiconductor fabrication partners and packaging firms to develop commercial devices and modules. There can be no assurance that these manufacturing partners will provide devices and/or modules in a timely and cost-efficient manner, provide quality devices and/or modules or otherwise meet our needs and expectations. Our ability to manage such relationships and timely replace such partners, if necessary, is critical to our success. The loss of and our failure to timely replace third-party resources, fabrication partners and other suppliers within the power switch ecosystem, should that become necessary, could materially and adversely affect our results of operations and relations with our partners and future customers. See also “—Our semiconductor fabrication partners may be unable to successfully and cost-effectively develop and implement new process steps necessary for bidirectional semiconductor device fabrication at scale.”

Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs.

We currently rely upon the facilities of our semiconductor fabricator and packaging partners in the United States and abroad to support our development and production as well as vendors throughout the United States and abroad to supply silicon wafers and other materials and processing and engineering capabilities and expertise. In recent years, there have been global industry-wide logistics challenges, including those caused by COVID-19 outbreaks. While these logistics challenges have caused some disruption in our business, these disruptions were manageable and their impact on us was not significant. Future facility closures and/or disruptions may occur if additional pandemic breakouts or geopolitical events occur in areas where we rely on third parties.

We and certain of our suppliers also rely on international shipping to transport wafers, circuit boards and other electronic components to us and our other suppliers. During the COVID-19 outbreak, international shipping to the U.S. was disrupted and delayed due to congestion in west coast ports and other causes. Future delays in shipping may cause us or our suppliers to have to use more expensive air freight or other more costly methods. In addition, global inflation has contributed to already higher incremental freight and component costs and such inflation may continue to result in higher costs. Logistics delays could result in delays to critical development and commercialization activities. Further, failure to adequately fabricate and timely ship our products to customers could lead to delays in their testing and evaluation and/or adoption of our technology, lost potential revenue, failure to meet customer demand and strained relationships with customers.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on commercially reasonable terms or at all.

We have and, prior to profitable commercialization at scale, may continue to rely on raising funds from investors and/or other sources to support our research and development activities and execute our business plan. Macro-economic conditions in the United States and abroad, like those currently in effect, may result in a tightening of the credit markets and/or less capital available for small public companies, which may make it more difficult for us to raise capital on commercially reasonable terms or at all. If we are unable to raise funds on acceptable terms if and as needed, we may be forced to curtail our operations or even cease operating altogether. Therefore, unfavorable macroeconomic conditions, particularly in the United States, including as a result of inflation, and any recession or slowed economic growth, could have an outsized negative impact on us. This may seriously harm our business, financial condition and results of operations.

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

A factor that could negatively impact our ability to obtain government grants is that our technology is in the early stages of commercialization. If, in the future, grant agencies determine that our technological readiness is not sufficiently advanced for a funded demonstration incorporating B-TRAN™ or potential partners determine that our technological readiness is not sufficient to partner with us on grant proposals, we may be unable to obtain additional government grants. Overall, there is a high degree of uncertainty in obtaining grants and we can provide no assurance that we will be able to obtain additional government grants to offset a significant, or any, portion of our development spending. If we do not obtain additional grants or our efforts to obtain additional grants take longer than expected to be successful, we will need to rely on other means to fund our development.

We are highly dependent on the services of key members of our management and technical teams. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.

Our ability to implement our business plan depends, to a critical extent, on the continued efforts and services of key members of our management and technical teams. If we unexpectedly lose the services of any of these persons during this important time in the development and commercialization of our B-TRAN™ technology, the loss may result in a delay in the implementation of our business plan and plan of operations. We can give no assurance that we could find satisfactory replacements for these individuals within a reasonable time or on terms that would not be unduly expensive or burdensome to us. We do not currently carry a key-man life insurance policy that would assist us in recouping our costs in the event of the death or disability of any of these persons.

In addition, as a small team we will need additional commercial and semiconductor expertise to successfully develop products and further commercialize our technology. We can give no assurance that we will be able to identify and secure the necessary expertise at the appropriate time or at all.

Our operating results for any quarterly reporting period may fluctuate significantly depending on the timing and pace of our development spending and costs to commercialize our technology.

Our research and development costs may vary significantly from quarter to quarter depending on the current phase of development and commercialization of our technology and the timing of semiconductor fabrication, commercial production and revenue generation and negotiations with potential strategic partners. We also may intentionally accelerate our development and/or commercialization costs or may be faced with unexpected delays or challenges with development and/or commercialization that could significantly impact our operating results. Significant adverse fluctuations in our research and development spending and other operating costs from period to period could adversely affect the market price for our common stock.

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

We or our potential licensees could be competing against large power semiconductor device suppliers with substantially greater resources than us, financial and otherwise. These competitors may also have more comprehensive product lines, broader market presence, longer standing relationships with customers, longer operating histories, greater manufacturing and/or product development capabilities, stronger brand recognition, and greater marketing resources than we and/or our licensees have. If any of these competitors develop products to compete with our technology, we may not be able to successfully commercialize our technology and our technology may not result in sufficient product revenue and/or sufficient, or any, licensing revenue.

We may not be able to use some or all of our net operating loss carryforwards to offset future income.

We have net operating loss carryforwards due to prior period losses generated before January 1, 2024 which if not utilized will begin to expire in 2031 for net operating loss carryforwards prior to 2018 and which do not expire for net operating loss carryforwards for 2018 and thereafter. If we are unable to generate sufficient taxable income to utilize our net operating loss carryforwards, pre-2018 carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

The market price for our shares has experienced significant price and volume fluctuations. We cannot predict whether the price of our common stock will rise or fall. Our stock price may be significantly affected by factors such as, among others:

●	variations in the volume of trading activity;

●	actual or anticipated fluctuations in our liquidity, financial condition and operating results;

●	quarterly and yearly operating results compared to market expectations;

●	quarterly and yearly operating results of other companies in our industry compared to market expectations;

●	general trends in markets we expect to serve;

●	competition from existing products or new products that may emerge;

●	future announcements concerning our business or our competitors’ businesses;

●	additions or departures of key management or other technical personnel;

●	the public’s reaction to our press releases, other public announcements and filings with the SEC;

●	issuances or sales, or expected issuances or sales, of our capital stock;

●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	litigation involving us, our general industry or both; and

●	changes in state or federal regulations affecting us and our industry.

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

We are authorized to issue 10,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by our Board of Directors (“Board”). Our Board is empowered, without stockholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could reduce the voting rights and powers of our common stock and the portion of our assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of our common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of the investors in our common stock. We cannot assure you that we will not, under certain circumstances, issue shares of our preferred stock. At December 31, 2023, we had no shares of preferred stock outstanding.

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

At February 28, 2024, we had 6,005,031 shares of common stock outstanding and 253,828 pre-funded warrants with an exercise price of $0.001 that are included in our computation of basic earnings per share. Shares beneficially owned by our affiliates, if any, and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act, various vesting agreements, our insider trading policy and/or any applicable 10b5-1 trading plan. Shares that are not beneficially owned by our affiliates and employees generally can be freely sold in the public market, potentially subject in some cases to restrictions under Rule 144.

At February 28, 2024, we had 1,640,274 potentially dilutive shares outstanding, exclusive of pre-funded warrants to purchase shares of common stock that are considered outstanding common shares and included in our computation of basic earnings per share, and we may grant additional options, restricted stock units, performance stock units, other stock-based awards and/or warrants in the future. The holders of vested options or warrants, including pre-funded warrants, may exercise their options and/or warrants and sell a large number of shares. Any sale of a substantial number of shares of our common stock may have a material adverse effect on the market price of our common stock.

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

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. In 2023, one securities analyst published reports on us. If this analyst ceases coverage of our company or fails to publish reports on us regularly and/or one or more other analysts do not initiate coverage on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, if one or more analysts issues an adverse opinion regarding our stock, our stock price would likely decline.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C:	CYBERSECURITY

Our Board oversees our cybersecurity program. Our cybersecurity program is managed by our Chief Financial Officer in collaboration with a third-party service provider. During the year ended December 31, 2023, we experienced no material cybersecurity incidents. We utilize a multi-layer approach to identifying and managing cybersecurity risks including anti-virus and content filtering, weekly patch management, network firewall monitoring, utilization of a virtual private network, off-site server and email back-ups, endpoint threat detection and threat hunting, multi-factor authentication and security hardening. In the year ended December 31, 2023, we performed an annual cybersecurity assessment, conducted by our third-party service provider, to evaluate the robustness of our cybersecurity. To date, to our knowledge no external entity has successfully breached our system. If a breach were to be discovered, our Chief Financial Officer would inform our Chief Executive Officer, who would then communicates the information to our Board.

ITEM 2:	PROPERTIES

Our principal office is located at 5508 Highway 290 West, Suite 120, Austin, Texas 78735. We lease 4,070 square feet of office and laboratory space. The lease commenced on June 1, 2021 and, as of December 31, 2023, the remaining term of the lease is 32 months.

ITEM 3:	LEGAL PROCEEDINGS

We may be subject to litigation from time to time in the ordinary course of business. We are not currently party to any legal proceedings.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “IPWR.” As of March 28, 2024, we had 22 shareholders of record.

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

Recent Sales of Unregistered Securities

None.

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

To date, operations have been funded primarily through the sale of common stock and we have generated $3.7 million in grant revenue for bidirectional power switch development. Grant revenue was $37,388 and $203,269, respectively, in the years ended December 31, 2023 and 2022, respectively. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology.

We are in the process of commercializing our B-TRAN™ technology and launched our first two commercial products, the SymCool™ Power Module and SymCool™ IQ Intelligent Power Module, in 2023. We generated $161,483 in commercial revenue in the year ended December 31, 2023.

Product Launches

In early 2023, we launched our first commercial product, the SymCool™ Power Module. This multi-die B-TRAN™ module is designed to meet the very low conduction loss needs of the solid-state circuit breaker market. We commenced shipment of SymCool™ Power Modules to fulfill customer orders in early 2024.

In late 2023, we launched our second commercial product, the SymCool™ IQ Intelligent Power Module. The SymCool™ IQ IPM builds on the bidirectional B-TRAN™ multi-die packaging design of our SymCool™ Power Module and adds an integrated intelligent driver optimized for bidirectional operation. This product targets several markets including renewable energy, energy storage, EV charging and other industrial applications. We expect initial sales of this product in late 2024.

Development Agreement

During the fourth quarter of 2022, we announced, and began Phase 1 of, a product development agreement with Stellantis, a top 10 global automaker, for a custom B-TRAN™ power module for use in the automaker’s EV drivetrain inverters in its next generation EV platform. In Phase 1 of the program, we provided packaged B-TRAN™ devices, test kits and technical data to Stellantis for their evaluation. During the third quarter of 2023, we secured, and began Phase 2 of, this program. In Phase 2 of the program, we collaborated with Stellantis and the program partners, including both the program’s packaging company and the organization building the initial drivetrain inverter, to supply B-TRAN™ devices for integration into the custom power module and inverter designs. Also, as part of Phase 2, we provided Stellantis a comprehensive test plan for the testing required to achieve certification to automotive standards for B-TRAN™. The test plan was subsequently approved as submitted. In early 2024, we successfully completed Phase 2 of the program. Phase 3 builds on the completion of all Phase 1 and 2 deliverables and therefore transitions to Stellantis’ production team. We are currently finalizing the scope of work for the next phase of the program with Stellantis. This phase is expected to include the extensive testing of the custom B-TRAN™ module to meet automotive certification standards enabling B-TRAN™ to be the core of the powertrain inverter for the automaker’s next-generation EVs. The objective of this phase is the completion and certification of a production-ready B-TRAN™-based module and is targeted for 2025. We recorded all of the revenue under Phase 1 and $61,483 of the revenue under Phase 2 in year ended December 31, 2023. We will record the remaining Phase 2 revenue in the first quarter of 2024.

Test and Evaluation Agreements

Since the middle of 2021, we announced several test and evaluation agreements with prospective customers, including a second top 10 global automaker, a top 10 global provider of power conversion solutions to the solar industry, two global diverse power management market leaders, a tier 1 automotive supplier and a global power conversion supplier. These companies, along with other current and future participants in our test and evaluation program, intend to test and evaluate the B-TRAN™ for use in their applications. We expect to incorporate the feedback from these customers into our future commercial products. We began B-TRAN™ customer shipments to program participants in mid-2023.

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

March 2024 Offering

In March 2024, we issued and sold 1,366,668 shares of our common stock at a price of $7.50 per share and 633,332 pre-funded warrants to purchase shares of our common stock at a price of $7.499 per pre-funded warrant in an underwritten public offering. The pre-funded warrants have an exercise price of $0.001 per share. The underwriter has a 30-day option to purchase up to an additional 300,000 shares of our common stock at the offering price, less the underwriting discounts and commissions. The estimated net proceeds to us from the March 2024 Offering are $13.6 million or $15.7 million if the underwriter exercises its option to purchase additional shares in full. We intend to use the net proceeds from the March 2024 Offering to fund further commercialization and development of our B-TRAN™ technology and general corporate and working capital purposes.

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

Intangible Assets. Our intangible assets are composed of patents and trademarks, which are recorded at cost, and other intangible assets, which are recorded at cost plus the estimated present value of all future payments associated with the other intangible assets. We capitalize third-party legal costs and filing fees, if any, associated with obtaining patents, trademarks or other intangible assets. Once the patent asset has been placed in service, we amortize these costs over the shorter of the asset’s legal life, generally 20 years from the initial filing date, or its estimated economic life using the straight-line method. Trademarks are not amortized as they have an indefinite useful life. For the other intangible assets, we amortize the asset over the 17-year term of the underlying agreements.

Impairment of Long-Lived Assets. The long-lived assets, consisting of property and equipment and intangible assets, held and used by us are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. We determined that there was no impairment in the value of long-lived assets during the year ended December 31, 2023 and immaterial impairments in the value of long-lived assets during the year ended December 31, 2022.

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

We have concluded that it is more likely than not that we will not have sufficient foreseeable taxable income within the carryforward period as applicable and permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2023 and 2022.

Results of Operations

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022

Commercial Revenue. We began to commercialize our B-TRAN™ technology in 2023. For the year ended December 31, 2023, we recognized commercial revenue of $161,483. Our commercial revenue consisted of development revenue (see Development Agreement above) including the sale of packaged B-TRAN™ devices. In the year ended December 31, 2022, we did not recognize any commercial revenue as we were still focused on the development of our B-TRAN™ technology. We expect to recognize modest commercial revenue from both product sales and development agreements in 2024.

Grant Revenue. Grant revenue decreased by $165,881 to $37,388 in the year ended December 31, 2023 from $203,269 in the year ended December 31, 2022 due to the completion of our $1.2 million subcontract with Diversified Technologies, Inc. (“DTI”) to supply B-TRAN™ devices as part of a contract awarded to DTI by the United States Naval Sea Systems Command for the development and demonstration of a B-TRAN™ enabled high efficiency direct current solid-state circuit breaker. We do not have any active government programs although we are pursuing additional government funding opportunities that may result in additional grant revenue in the future.

Cost of Commercial Revenue. Cost of commercial revenue was $123,225 for the year ended December 31, 2023. In the year ended December 31, 2022, we did not recognize any cost of commercial revenue as we were still focused on the development of our B-TRAN™ technology.

Cost of Grant Revenue. Cost of grant revenue decreased by $165,881 to $37,288 for the year ended December 31, 2023 from $203,269 for the year ended December 31, 2022 due to the completion of our subcontract with DTI. The cost of grant revenue is equal to the associated grant revenue resulting in no gross profit. We expect no gross profit from other grants that we are pursuing, or may pursue, in 2024.

Gross Profit. Gross profit was $38,258 in the year ended December 31, 2023 compared to $0 in the year ended December 31, 2022. While we may recognize a gross profit in 2024 from development agreements, we do not expect to recognize a positive gross profit from product sales in 2024 due to the higher costs associated with initial low volume production.

Research and Development Expenses.  Research and development expenses increased by $2,376,435, or 71%, to $5,743,211 in the year ended December 31, 2023 from $3,366,776 in the year ended December 31, 2022. The increase was due to higher stock-based compensation expense of $959,561, wafer fabrication runs of $902,810, engineering services, primarily packaging costs, of $324,455 and personnel costs of $275,420, partly offset by lower other B-TRAN™ spending of $85,811. We expect higher research and development expenses in 2024 as we further develop our B-TRAN™ technology and related drive circuitry.

General and Administrative Expenses. General and administrative expenses increased by $409,531, or 13%, to $3,533,383 in the year ended December 31, 2023 from $3,123,852 in the year ended December 31, 2022. The increase was due primarily to higher stock-based compensation expense of $309,530, personnel costs of $147,063 and other costs of $3,594, partly offset by lower Board fees and expenses of $50,656. We expect relatively flat to slightly higher general and administrative expenses, exclusive of stock-based compensation, in 2024.

Sales and Marketing Expenses. Sales and marketing expenses increased by $261,421, or 31%, to $1,113,752 in the year ended December 31, 2023 from $852,331 in the year ended December 31, 2022. The increase was due primarily to higher personnel costs of $191,480 and stock-based compensation expense of $76,486, slightly offset by lower other costs of $6,545. We expect higher sales and marketing expenses in 2024 as we expand our engagement with prospective customers and support the roll-out of our SymCool™ and SymCool™ IQ products.

Loss from Operations. Our loss from operations for the year ended December 31, 2023 was $10,352,088 or 41% higher than the $7,342,959 loss from operations for the year ended December 31, 2022, driven by the factors discussed above.

Interest Income, Net. Interest income, net increased by $244,459 to $398,068 for the year ended December 31, 2023 from $153,609 for the year ended December 31, 2022 due to the impact of higher interest rates on our money market account in 2023.

Net Loss. Our net loss increased by $2,764,670 or 38%, to $9,954,020 for the year ended December 31, 2023 from a net loss of $7,189,350 for the year ended December 31, 2022 for the reasons discussed above.

Liquidity and Capital Resources

In 2023, we generated commercial revenue of $161,483 and grant revenue of $37,388. In 2024, we expect modest commercial revenue from product sales and product development agreements. While we do not have any active government programs, we are pursuing government funding opportunities that may result in additional grant revenue in the future. We have incurred losses since our inception. We have funded our operations to date primarily through the sale of common stock.

As of December 31, 2023 and 2022, we had cash and cash equivalents of $8,474,835 and $16,345,623, respectively. Our net working capital and long-term debt at December 31, 2023 were $8,178,282 and $0, respectively.

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

Operating activities in the year ended December 31, 2023 resulted in cash outflows of $7,131,578, which were due to the net loss for the period of $9,954,020, partly offset by other non-cash items including stock-based compensation of $2,321,380, depreciation and amortization of $271,746 and amortization of right of use asset of $62,150 and favorable balance sheet timing of $167,116.

Operating activities in the year ended December 31, 2022 resulted in cash outflows of $6,383,914, which were due to the net loss for the period of $7,189,350 and unfavorable balance sheet timing of $516,931, partly offset by non-cash items including stock-based compensation of $975,801, depreciation and amortization of $187,077, stock issued for services of $100,100, amortization of right of use asset of $58,452 and the write-off of long-lived assets of $937.

We expect an increase in cash outflows from operating activities in 2024 as we further commercialize our B-TRAN™ technology.

Investing activities in the years ended December 31, 2023 and 2022 resulted in cash outflows of $522,946 and $312,740, respectively. For the year ended December 31, 2023, cash outflows for the acquisition of intangible assets were $282,121 and capital expenditures were $240,825. For the year ended December 31, 2022, cash outflows for the acquisition of intangible assets were $130,089 and capital expenditures were $182,651. Our capital expenditures in both years were primarily for lab testing equipment.

Financing activities in the years ended December 31, 2023 and 2022 resulted in cash outflows of $216,264 and $127,872, respectively, for the payment of withholding taxes on the vesting of restricted stock units.

March 2024 Offering

In March 2024, we issued and sold 1,366,668 shares of our common stock at a price of $7.50 per share and 633,332 pre-funded warrants to purchase shares of our common stock at a price of $7.499 per pre-funded warrant in an underwritten public offering. The pre-funded warrants have an exercise price of $0.001 per share. The underwriter has a 30-day option to purchase up to an additional 300,000 shares of our common stock at the offering price, less the underwriting discounts and commissions. The estimated net proceeds to us from the March 2024 Offering are $13.6 million or $15.7 million if the underwriter exercises its option to purchase additional shares in full. We intend to use the net proceeds from the March 2024 Offering to fund further commercialization and development of our B-TRAN™ technology and general corporate and working capital purposes.

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

Future minimum payments under the lease are as follows:

For the Year Ended December 31,
2024	$80,552
2025	82,587
2026	56,132
Total lease payments	219,271
Less: imputed interest	(16,284)
Total lease liability	$202,987

Licensing Agreements

In 2015, we entered into a licensing agreement which expires in February 2033. Per the agreement, we have an exclusive royalty-free license associated with semiconductor power switches which enhances our intellectual property portfolio. We pay $100,000 annually under this agreement.

In 2023, we amended a 2021 license agreement which expires in February 2034. Per the agreement, we have an exclusive royalty-free license associated with semiconductor drive circuitry which enhances our intellectual property portfolio. We pay $50,000 annually under this agreement. At inception, we recorded an intangible asset and other long-term liability of $451,557 for the estimated present value of future payments under this licensing agreement.

At December 31, 2023, the corresponding long-term liability for the estimated present value of future payments under these licensing agreements was $1,125,173. We are accruing interest for future payments related to these agreements.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ideal Power, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ideal Power, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Carrying Value of Intangible Assets

As described in Note 2 to the financial statements, the Company’s intangible asset, net balance was $2.6 million as of December 31, 2023. The Company capitalizes third-party legal costs and filing fees, if any, associated with obtaining patents or other intangible assets. Once the patent asset has been placed in service, the Company amortizes these costs over the shorter of the asset’s legal or estimated economic life using the straight-line method. The Company also evaluates for potential impairment of long-lived assets, including intangible assets composed of patents, no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

San Jose, California

April 1, 2024

IDEAL POWER INC.

Balance Sheets

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$8,474,835	$16,345,623
Accounts receivable, net	70,000	65,936
Inventory	81,450	—
Prepayments and other current assets	482,890	491,365
Total current assets	9,109,175	16,902,924

Property and equipment, net	359,225	200,103
Intangible assets, net	2,580,066	2,036,431
Right of use asset	186,570	248,720
Other assets	13,034	11,189
Total assets	$12,248,070	$19,399,367
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$405,098	$130,503
Accrued expenses	455,112	254,218
Current portion of lease liability	70,683	64,597
Total current liabilities	930,893	449,318

Long-term lease liability	132,304	202,987
Other long-term liabilities	1,125,173	838,458
Total liabilities	2,188,370	1,490,763

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,998,018 shares issued and 5,996,697 shares outstanding at December 31, 2023 and 5,926,001 shares issued and 5,924,680 shares outstanding at December 31, 2022	5,998	5,926
Additional paid-in capital	107,116,362	105,011,318
Treasury stock, at cost; 1,321 shares at December 31, 2023 and 2022, respectively	(13,210)	(13,210)
Accumulated deficit	(97,049,450)	(87,095,430)
Total stockholders’ equity	10,059,700	17,908,604
Total liabilities and stockholders’ equity	$12,248,070	$19,399,367

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statements of Operations

	For the Year Ended
	December 31,
	2023	2022
Commercial revenue	$161,483	$—
Grant revenue	37,388	203,269
Total revenue	198,871	203,269

Cost of commercial revenue	123,225	—
Cost of grant revenue	37,388	203,269
Total cost of revenue	160,613	203,269

Gross profit	38,258	—

Operating expenses:
Research and development	5,743,211	3,366,776
General and administrative	3,533,383	3,123,852
Sales and marketing	1,113,752	852,331
Total operating expenses	10,390,346	7,342,959

Loss from operations	(10,352,088)	(7,342,959)

Interest income, net	398,068	153,609

Net loss	$(9,954,020)	$(7,189,350)

Net loss per share – basic and diluted	$(1.61)	$(1.17)

Weighted average number of shares outstanding – basic and diluted	6,190,746	6,157,866

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statement of Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2021	5,893,767	$5,894	$104,063,321	1,321	$(13,210)	$(79,906,080)	$24,149,925
Exercise of options	1,351	1	(1)	—	—	—	—
Stock issued for services	10,000	10	100,090	—	—	—	100,100
Vesting of restricted stock units	20,883	21	(127,893)	—	—	—	(127,872)
Stock-based compensation	—	—	975,801	—	—	—	975,801
Net loss for the year ended December 31, 2022	—	—	—	—	—	(7,189,350)	(7,189,350)
Balances at December 31, 2022	5,926,001	5,926	105,011,318	1,321	(13,210)	(87,095,430)	17,908,604
Vesting of restricted stock units	72,017	72	(216,336)	—	—	—	(216,264)
Stock-based compensation	—	—	2,321,380	—	—	—	2,321,380
Net loss for the year ended December 31, 2023	—	—	—	—	—	(9,954,020)	(9,954,020)
Balances at December 31, 2023	5,998,018	$5,998	$107,116,362	1,321	$(13,210)	$(97,049,450)	$10,059,700

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,954,020)	$(7,189,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	271,746	187,077
Amortization of right of use asset	62,150	58,452
Write-off of long-lived assets	—	937
Stock-based compensation	2,321,380	975,801
Stock issued for services	—	100,100
Decrease (increase) in operating assets:
Accounts receivable	(4,064)	167,326
Inventory	(81,450)	—
Prepaid expenses and other assets	6,630	(447,465)
Increase (decrease) in operating liabilities:
Accounts payable	274,595	3
Accrued expenses and other liabilities	36,052	(177,931)
Lease liability	(64,597)	(58,864)
Net cash used in operating activities	(7,131,578)	(6,383,914)
Cash flows from investing activities:
Purchase of property and equipment	(240,825)	(182,651)
Acquisition of intangible assets	(282,121)	(130,089)
Net cash used in investing activities	(522,946)	(312,740)
Cash flows from financing activities:
Payment of taxes upon vesting of restricted stock units	(216,264)	(127,872)
Net cash used in financing activities	(216,264)	(127,872)
Net decrease in cash and cash equivalents	(7,870,788)	(6,824,526)
Cash and cash equivalents at beginning of year	16,345,623	23,170,149
Cash and cash equivalents at end of year	$8,474,835	$16,345,623

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

Accounts Receivable

Trade accounts receivable are stated net of a provision for credit losses. The provision for credit losses represents an estimate of the lifetime expected credit losses inherent in trade receivables as of the balance sheet date. The Company assesses the adequacy of the provision for credit losses on a quarterly basis based on historical information and current economic conditions and forecasts. Subsequent changes in the provision for credit losses are recorded in current earnings and reversal of previous losses are permitted under the current guidance. While the Company believes it has exercised prudent judgment and applied reasonable assumptions, there can be no assurance that in the future, changes in economic conditions or other factors will not cause changes in the financial health of its customers. If the financial health of customers deteriorates, the timing and level of payments received could be impacted and therefore, could result in a change to the Company’s estimated losses.

Trade accounts receivable at December 31, 2023 relate to a product development agreement with Stellantis, a top 10 global automaker, for a custom B-TRAN™ power module for use in electric vehicle (“EV”) drivetrain inverters in Stellantis’ next generation EV platform. At December 31, 2023, the provision for credit losses was $0.

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

Leasehold improvements	Shorter of lease term or useful life (in years)
Machinery and equipment		5
Furniture, fixtures and IT equipment	3	–	5

Intangible Assets

The Company’s intangible assets are composed of patents and trademarks, which are recorded at cost, and other intangible assets, which are recorded at cost plus the estimated present value of all future payments associated with the other intangible assets. The Company capitalizes third-party legal costs and filing fees, if any, associated with obtaining patents, trademarks or other intangible assets. Once the patent asset has been placed in service, the Company amortizes these costs over the shorter of the asset’s legal life, generally 20 years from the initial filing date, or its estimated economic life using the straight-line method. Trademarks are not amortized as trademarks have an indefinite useful life. For the other intangible assets, the Company amortizes the assets over the 11-year and 17‑year terms of the underlying agreements.

Impairment of Long-Lived Assets

The long-lived assets, consisting of property and equipment and intangible assets, held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was an impairment in the value of long-lived assets in the amount of $937 during the year ended December 31, 2022. There were no impairments in the value of long-lived assets during the year ended December 31, 2023.

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

In 2015, the Company recorded a long-term liability for the estimated present value of future payments under licensing agreements. In 2021, the Company recorded an adjustment to increase the long-term liability due to an increase in the future payments due under these licensing agreements. In 2023, the Company recorded a long-term liability for the estimated present value of future payments under a separate licensing agreement. The Company determined the discount rate to estimate the present value of the future payments based on the applicable treasury rates. The Company’s long-term liability is classified within Level 3. See Note 5 and Note 8 for more details regarding the licensing agreements. The Company did not identify any other assets and liabilities that are required to be presented in the balance sheets at fair value.

Revenue Recognition

The Company recognizes revenue and related cost of revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” and, as applicable, with the guidance issued by the FASB in June 2018 for the recipients of grants.

In 2023, the Company recognized commercial revenue and grant revenue. Government contracts, including grants, are agreements that generally provide the Company with cost reimbursement for certain types of development activities over a contractually defined period. Grant revenue is recognized in the period during which the Company incurs the related costs, provided that the Company has incurred the cost in accordance with the specifications and work plans determined between the Company and the government entity. Commercial revenue relates to either the development agreements with customers or product sales. Commercial revenue under development agreements is generally recognized upon the completion of contractual deliverables. Commercial revenue from product sales is generally recognized upon shipment of products.

For the year ended December 31, 2023, the Company recognized $161,483 of commercial revenue and $37,388 of grant revenue. For the year ended December 31, 2022, the Company recognized no commercial revenue and $203,269 of grant revenue. The Company did not have any active government contracts, including grants, at December 31, 2023.

Research and Development

Research and development costs are presented as a line item under operating expenses and are expensed as incurred. Research and development costs include costs to further develop the Company’s B-TRAN™ technology and related products and include, but are not limited to, the cost of engineering personnel, wafer fabrication, contract labor, driver design and fabrication, device packaging, product development, testing and other engineering services, stock-based compensation for engineering personnel, consulting and materials and supplies.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. At December 31, 2023 and 2022, the Company established a full reserve against all deferred tax assets.

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

In accordance with ASC 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic earnings per share. As such, the Company includes pre-funded warrants to purchase shares of common stock in its computation of earnings per share. The pre-funded warrants were issued in November 2019 with an exercise price of $0.001. See Note 11.

At December 31, 2023 and 2022, potentially dilutive shares outstanding amounted to 1,597,898 and 1,598,034 shares, respectively, and exclude pre-funded warrants to purchase shares of common stock.

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

Note 3 — Prepayments and Other Current Assets

Prepayments and other current assets consisted of the following:

	December 31,
	2023	2022
Prepaid insurance	$204,572	$213,357
Prepaid semiconductor fabrication costs	88,150	110,319
Prepaid software	64,082	71,141
Prepaid inventory	58,200	—
Prepaid consulting	—	32,000
Prepaid engineering services	—	26,000
Other	67,886	38,548
	$482,890	$491,365

Note 4 — Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2023	2022
Machinery and equipment	$392,395	$233,431
Building leasehold improvements	10,245	10,245
Furniture, fixtures, software and IT equipment	175,593	98,793
	578,233	342,469
Accumulated depreciation and amortization	(219,008)	(142,366)
	$359,225	$200,103

Depreciation expense amounted to $81,703 and $37,769 for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company wrote-off $5,061 in fully depreciated property and equipment. During the year ended December 31, 2022, the Company wrote-off $937 in property and equipment.

Note 5 — Intangible Assets

Intangible assets, net consisted of the following:

	December 31,
	2023	2022
Patents	$1,530,257	$1,263,930
Trademarks	15,794	—
Other intangible assets	1,843,036	1,391,479
	3,389,087	2,655,409
Accumulated amortization - patents	(272,872)	(211,078)
Accumulated amortization – other intangible assets	(536,149)	(407,900)
	$2,580,066	$2,036,431

At December 31, 2023 and 2022, the Company had capitalized $460,890 and $341,610, respectively, for costs related to patents that have not been awarded. Costs related to patents that have not been awarded are not amortized until patent issuance. As further discussed in Note 8, the Company entered into a license agreement in April 2023 and capitalized $451,557 in other intangible assets related to this agreement.

Amortization expense amounted to $190,043 and $149,308 for the years ended December 31, 2023 and 2022, respectively. Amortization expense for the succeeding five years and thereafter is $206,181 (2024‑2028) and $1,072,477 (thereafter).

Note 6 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2023	2022
Accrued compensation	$185,494	$70,261
Accrued Board fees	62,500	62,500
Accrued professional fees	79,156	53,300
Accrued licensing fees	100,000	50,000
Accrued taxes	—	—
Other	27,962	18,157
	$455,112	$254,218

Note 7 — Lease

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

Future minimum payments under the lease are as follows:

For the Year Ended December 31,
2024	$80,552
2025	82,587
2026	56,132
Total lease payments	219,271
Less: imputed interest	(16,284)
Total lease liability	202,987
Less: current portion of lease liability	(70,683)
Long-term lease liability	$132,304

For the year ended December 31, 2023, operating cash outflows for lease payments totaled $78,517 and the operating lease cost, recognized on a straight-line basis, totaled $76,070. For the year ended December 31, 2022, operating cash outflows for lease payments totaled $76,482 and the operating lease cost, recognized on a straight-line basis, totaled $76,070. At December 31, 2023, the remaining lease term was 32 months.

Note 8 — Commitments and Contingencies

Licensing Agreements

In 2015, the Company entered into a licensing agreement which expires in February 2033. Per the agreement, the Company has an exclusive royalty-free license associated with semiconductor power switches which enhances its intellectual property portfolio. The Company pays $100,000 annually under this agreement.

In 2023, the Company amended a 2021 license agreement which expires in February 2034. Per the agreement, the Company has an exclusive royalty-free license associated with semiconductor drive circuitry which enhances its intellectual property portfolio. The Company pays $50,000 annually under this agreement. At inception, the Company recorded an intangible asset and other long-term liability of $451,557 for the estimated present value of future payments under this licensing agreement.

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

Stock Issuances

In 2022, the Company issued 10,000 unregistered shares of common stock, valued at $100,100 at the time of issuance, to a third-party vendor as compensation for services performed.

Note 10 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was last amended in June 2023. The plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”). At December 31, 2023, there were 504,549 shares of common stock available for issuance under the Plan.

During the year ended December 31, 2023, the Company granted 12,000 stock options to employees, 27,550 restricted stock units to Board members and 60,200 restricted stock units to employees under the Plan. During the year ended December 31, 2023, the Company granted no awards to executives under the Plan. The estimated fair value of these equity grants, calculated using the Black-Scholes option valuation model for the stock options, was $915,789, of which $363,563 was recognized in the respective department expenses in the statement of operations for the year ended December 31, 2023.

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

The assumptions used in the Black-Scholes model are as follows:

	For the year ended December 31,
	2023	2022
Average risk-free interest rate	4.13%		2.67%
Expected dividend yield	—%		—
Expected life (in years)	6.00	5.25	to	6.00
Expected volatility	90%		90%

During the year ended December 31, 2022, the Company utilized the same expected volatility in both the Black-Scholes model for stock options and the Monte Carlo simulation for performance stock units.

A summary of the Company’s stock option activity and related information is as follows:

	2023			2022
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Stock	Exercise	Life	Stock	Exercise	Life
	Options	Price	(in years)	Options	Price	(in years)
Outstanding at January 1	513,948	$7.59	6.6	492,886	$7.35	7.6
Granted	12,000	$11.96		61,062	$11.09
Exercised	—	$—		(3,750)	$5.36
Forfeited / Expired	—	$—		(36,250)	$10.45
Outstanding at December 31	525,948	$7.69	5.7	513,948	$7.59	6.6
Exercisable at December 31	475,287	$7.18	5.4	443,284	$6.78	6.2

The following table sets forth additional information about stock options outstanding at December 31, 2023:

				Weighted
				Average	Weighted
				Remaining	Average
			Options	Life	Exercise	Options
Range of Exercise Prices			Outstanding	(in years)	Price	Exercisable
$1.99	–	$2.85	181,557	4.3	$2.52	181,557
$4.25	–	$9.31	176,736	6.5	$7.33	176,736
$10.41	–	$17.25	163,302	6.4	$12.75	112,641
$31.50	–	$79.40	4,353	2.6	$48.50	4,353
			525,948			475,287

Stock options granted under the Plan have ten-year terms and generally vest immediately or annually over a three-year vesting period except for option grants to independent directors that generally vest quarterly over a one-year vesting period.

The estimated aggregate pretax intrinsic value (the difference between the Company’s stock price on the last day of the year ended December 31, 2023 and the exercise prices, multiplied by the number of in-the-money options) is $1.1 million for both outstanding and vested options. This amount changes based on the fair value of the Company’s stock.

A summary of the Company’s restricted stock unit (“RSU”) and performance stock unit (“PSU”) activity is as follows:

	2023		2022
	RSUs	PSUs	RSUs	PSUs
Outstanding at January 1	183,666	114,000	100,000	—
Granted	87,750	—	117,000	114,000
Vested	(99,886)	—	(33,334)	—
Outstanding at December 31	171,530	114,000	183,666	114,000

In the year ended December 31, 2023, 99,886 restricted stock units vested of which 27,869 restricted stock units were forfeited to cover employee and executive payroll tax withholding obligations. In the year ended December 31, 2022, 33,334 restricted stock units vested of which 12,451 restricted stock units were forfeited to cover the executives’ payroll tax withholding obligations. The payment of the taxes on the vesting of the restricted stock units is shown as a financing activity on the statement of cash flow.

As of December 31, 2023, there was $1,868,240 of unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.0 years.

Note 11 — Warrants

At December 31, 2023 and 2022, there were 786,420 warrants outstanding at a weighted average exercise price of $5.19 and 253,828 pre-funded warrants outstanding at a weighted average exercise price of $0.001.

All warrants were exercisable at December 31, 2023 although warrants may generally be exercised only to the extent that the total number of shares of common stock then beneficially owned by these shareholders does not exceed 4.99% (or, at the investor’s election, 9.99%) of the outstanding shares of the Company’s stock.

The weighted average remaining life, excluding the 253,828 pre-funded warrants with no expiration date, of the outstanding warrants is 1.2 years.

The estimated aggregate pre-tax intrinsic value (the difference between the Company’s stock price on the last day of the year ended December 31, 2023 and the exercise prices, multiplied by the number of in-the-money warrants) is $4.4 million.

Note 12 — Income Taxes

Income taxes are disproportionate to income due to net operating loss carryforwards, which are fully reserved. As of December 31, 2023, the Company has federal net operating loss carryforwards of approximately $70 million. The federal net operating loss carryforward for years prior to 2018 expire from 2031 through 2038. Federal net operating loss carryforwards for year 2018 and thereafter do not expire.

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

Management has concluded that it is more likely than not that the Company will not have sufficient foreseeable taxable income within the carryforward period as applicable and permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2023 and 2022.

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022
Current deferred income tax assets:
Accrued compensation and other	$31,000	$11,000
Less: valuation allowance	(31,000)	(11,000)
	$—	$—
Non-current deferred income tax assets and (liabilities):
Net operating loss	$14,686,000	$13,642,000
Research and development credit	18,000	18,000
Research and experimental costs	1,207,000	595,000
Warrants issued for services	45,000	45,000
Depreciation and amortization	227,000	135,000
Exercise of options and warrants	(36,000)	(36,000)
Stock based compensation	1,718,000	1,149,000
Intangibles and other	(787,000)	(633,000)
Less: valuation allowance	(17,078,000)	(14,915,000)
Net non-current deferred tax assets	$—	$—

The Company has applied the provisions of FASB ASC 740, Income Tax, which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At December 31, 2023 and 2022, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of December 31, 2023 and 2022, the Company has no accrued interest and penalties related to uncertain tax positions.

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

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

	For the Year Ended
	December 31,
	2023	2022
Statutory federal income tax rate	(21)%	(21)%
Valuation allowance	21	21
	—%	—%

Note 13 — Subsequent Event

In March 2024, the Company issued and sold 1,366,668 shares of its common stock at a price of $7.50 per share and 633,332 pre-funded warrants to purchase shares of common stock at a price of $7.499 per pre-funded warrant in an underwritten public offering (the “March 2024 Offering”). The pre-funded warrants have an exercise price of $0.001 per share. The underwriter has a 30-day option to purchase up to an additional 300,000 shares of common stock at the offering price, less the underwriting discounts and commissions. The estimated net proceeds to the Company from the March 2024 Offering are $13.6 million as of April 1, 2024.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Our management engaged a third-party firm to assist them in the testing and assessment of our internal controls over financial reporting. Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) or 15d-15(d) of the Act during the three months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 9C:	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to the 2024 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement relating to the 2024 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement relating to the 2024 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement relating to the 2024 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement relating to the 2024 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2023.

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

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	Incentive Compensation Recovery Policy*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

+	Indicates a management contract or compensatory agreement

(1)

Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1, file no. 333-190414, originally filed with the Securities and Exchange Commission on August 6, 2013, as amended.

(2)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2019.

(3)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2017.

(4)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2022.

(5)	Incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2021.

(6)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2019.

(7)	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2019.

(8)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2020.

(9)	Incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.

(10)	Incorporated by reference to Exhibit 10.1 the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2023.

(11)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2020.

(12)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2014.

(13)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2019.

ITEM 16:	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 1st day of April 2024.

IDEAL POWER INC.

By:	/s/ R. Daniel Brdar
R. Daniel Brdar,
Chief Executive Officer

By:	/s/ Timothy Burns
Timothy Burns,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2024	/s/ R. Daniel Brdar
R. Daniel Brdar,
Chief Executive Officer
(principal executive officer),
President and Director

Dated: April 1, 2024	/s/ Timothy Burns
Timothy Burns,
Chief Financial Officer
(principal financial and accounting officer),
Secretary and Treasurer

Dated: April 1, 2024	/s/ Michael Turmelle
Michael C. Turmelle, Chairman of the Board

Dated: April 1, 2024	/s/ Drue Freeman
Drue Freeman, Director

Dated: April 1, 2024	/s/ Greg Knight
Greg Knight, Director

Dated: April 1, 2024	/s/ Ted Lesster
Ted Lesster, Director