Form 10-Q
period 2024-03-31
Ideal Power Inc.
filed 2024-05-15
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the issuer had 7,684,238 shares of common stock, par value $0.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$20,235,410	$8,474,835
Accounts receivable, net	140,000	70,000
Inventory	109,362	81,450
Prepayments and other current assets	271,729	482,890
Total current assets	20,756,501	9,109,175

Property and equipment, net	350,195	359,225
Intangible assets, net	2,601,308	2,580,066
Right of use asset	170,413	186,570
Other assets	12,757	13,034
Total assets	$23,891,174	$12,248,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$382,012	$405,098
Accrued expenses	504,418	455,112
Current portion of lease liability	72,263	70,683
Total current liabilities	958,693	930,893

Long-term lease liability	113,744	132,304
Other long-term liabilities	1,108,224	1,125,173
Total liabilities	2,180,661	2,188,370

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,382,699 shares issued and 7,381,378 shares outstanding at March 31, 2024 and 5,998,018 shares issued and 5,996,697 shares outstanding at December 31, 2023	7,383	5,998
Additional paid-in capital	121,235,416	107,116,362
Treasury stock, at cost, 1,321 shares at March 31, 2024 and December 31, 2023	(13,210)	(13,210)
Accumulated deficit	(99,519,076)	(97,049,450)
Total stockholders’ equity	21,710,513	10,059,700
Total liabilities and stockholders’ equity	$23,891,174	$12,248,070

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Commercial revenue	$78,739	$—
Grant revenue	—	664
Total revenue	78,739	664

Cost of commercial revenue	68,498	—
Cost of grant revenue	—	664
Total cost of revenue	68,498	664

Gross profit	10,241	—

Operating expenses:
Research and development	1,366,893	1,440,028
General and administrative	853,688	894,933
Sales and marketing	316,611	304,326
Total operating expenses	2,537,192	2,639,287

Loss from operations	(2,526,951)	(2,639,287)

Interest income, net	57,325	111,302

Net loss	$(2,469,626)	$(2,527,985)

Net loss per share – basic and diluted	$(0.39)	$(0.41)

Weighted average number of shares outstanding – basic and diluted	6,319,939	6,178,508

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,469,626)	$(2,527,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,121	53,198
Amortization of right of use asset	16,157	15,178
Write-off of fixed assets	10,217	—
Stock-based compensation	381,019	609,926
Decrease (increase) in operating assets:
Accounts receivable	(70,000)	(664)
Inventory	(27,912)	—
Prepaid expenses and other assets	211,438	54,710
Increase (decrease) in operating liabilities:
Accounts payable	(23,086)	(61,693)
Accrued expenses and other liabilities	32,357	117,099
Lease liability	(16,980)	(15,492)
Net cash used in operating activities	(1,875,295)	(1,755,723)

Cash flows from investing activities:
Purchase of property and equipment	(29,611)	(44,995)
Acquisition of intangible assets	(73,939)	(24,455)
Net cash used in investing activities	(103,550)	(69,450)

Cash flows from financing activities:
Net proceeds from issuance of common stock and pre-funded warrants	13,652,663	—
Exercise of options	86,757	—
Net cash provided by financing activities	13,739,420	—

Net increase (decrease) in cash and cash equivalents	11,760,575	(1,825,173)
Cash and cash equivalents at beginning of period	8,474,835	16,345,623
Cash and cash equivalents at end of period	$20,235,410	$14,520,450

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2022	5,926,001	$5,926	$105,011,318	1,321	$(13,210)	$(87,095,430)	$17,908,604
Vesting of restricted stock units	6,889	7	(7)	—	—	—	—
Stock-based compensation	—	—	609,926	—	—	—	609,926
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(2,527,985)	(2,527,985)
Balances at March 31, 2023	5,932,890	$5,933	$105,621,237	1,321	$(13,210)	$(89,623,415)	$15,990,545

Balances at December 31, 2023	5,998,018	$5,998	$107,116,362	1,321	$(13,210)	$(97,049,450)	$10,059,700
Issuance of common stock and pre-funded warrants	1,366,668	1,367	13,651,296	—	—	—	13,652,663
Exercise of options	8,334	8	86,749	—	—	—	86,757
Vesting of restricted stock units	9,679	10	(10)	—	—	—	—
Stock-based compensation	—	—	381,019	—	—	—	381,019
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(2,469,626)	(2,469,626)
Balances at March 31, 2024	7,382,699	$7,383	$121,235,416	1,321	$(13,210)	$(99,519,076)	$21,710,513

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Notes to Financial Statements

(unaudited)

Note 1 – Organization and Description of Business

Ideal Power Inc. (the “Company”) was incorporated in Texas in May 2007 under the name Ideal Power Converters, Inc. The Company changed its name to Ideal Power Inc. and re-incorporated in Delaware in July 2013. With headquarters in Austin, Texas, the Company is focused on the further development and commercialization of its Bidirectional bipolar junction TRANsistor (B-TRAN™) solid-state switch technology.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The balance sheet at December 31, 2023 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on April 1, 2024.

In the opinion of management, these financial statements reflect all normal recurring, and other adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

Net Loss Per Share

In accordance with Accounting Standards Codification 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three months ended March 31, 2024 and 2023, the Company included pre-funded warrants to purchase shares of common stock in its computation of net loss per share. The pre-funded warrants were issued in March 2024 and November 2019 with an exercise price of $0.001. See Note 8.

In periods with a net loss, no common share equivalents are included in the computation of diluted net loss per share because their effect would be anti-dilutive. At March 31, 2024 and 2023, potentially dilutive shares outstanding amounted to 1,630,595 and 1,630,695 shares, respectively, and exclude pre-funded warrants to purchase shares of common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Intangible Assets

Intangible assets, net consisted of the following:

	March 31,	December 31,
	2024	2023
	(unaudited)
Patents	$1,601,638	$1,530,257
Trademarks	18,352	15,794
Other intangible assets	1,843,036	1,843,036
	3,463,026	3,389,087
Accumulated amortization - patents	(290,881)	(272,872)
Accumulated amortization - other intangible assets	(570,837)	(536,149)
	$2,601,308	$2,580,066

At March 31, 2024 and December 31, 2023, the Company had capitalized $430,287 and $460,890, respectively, for costs related to patents that have not been awarded. Cost related to patents that have not yet been awarded are not amortized until patent issuance.

Amortization expense amounted to $52,697 and $38,226 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense for the succeeding five years and thereafter is $160,934 (remaining nine months of 2024), $214,579 (2025-2028) and $1,133,419 (thereafter).

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

Future minimum payments under the lease are as follows:

For the Year Ended December 31,
2024 (remaining)	$60,711
2025	82,587
2026	56,132
Total lease payments	199,430
Less: imputed interest	(13,423)
Total lease liability	186,007
Less: current portion of lease liability	(72,263)
Long-term lease liability	$113,744

At March 31, 2024, the remaining lease term was 29 months.

For the three months ended March 31, 2024 and 2023, operating cash flows for lease payments totaled $19,841 and $19,333, respectively. For the three months ended March 31, 2024 and 2023, operating lease cost, recognized on a straight-line basis, totaled $19,018 and $19,018, respectively.

Note 5 – Commitments and Contingencies

License Agreements

In 2015, the Company entered into a licensing agreement which expires in February 2033. Per the agreement, the Company has an exclusive royalty-free license, included in intangible assets, associated with semiconductor power switches which enhances its intellectual property portfolio. The Company pays $100,000 annually under this agreement.

In 2023, the Company amended a 2021 license agreement which expires in February 2034. Per the agreement, the Company has an exclusive royalty-free license, included in intangible assets, associated with semiconductor drive circuitry which enhances its intellectual property portfolio. The Company pays $50,000 annually under this agreement.

At March 31, 2024 and December 31, 2023, the other long-term liability for the estimated present value of future payments under the licensing agreements was $1,108,224 and $1,125,173, respectively. The Company is accruing interest for future payments related to these agreements.

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

Note 6 — Common Stock

In March 2024, the Company issued and sold 1,366,668 shares of its common stock at a price of $7.50 per share and 633,332 pre-funded warrants to purchase shares of common stock at a price of $7.499 per pre-funded warrant in an underwritten public offering (the “March 2024 Offering”). The pre-funded warrants have an exercise price of $0.001 per share. The underwriter has a 30-day option to purchase up to an additional 300,000 shares of common stock at the offering price, less the underwriting discounts and commissions. The net proceeds to the Company from the March 2024 Offering were $13.7 million as of March 31, 2024.

Note 7 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was last amended in June 2023. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. At March 31, 2024, 453,839 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Life
	Options	Price	(in years)
Outstanding at December 31, 2023	525,948	$7.69	6.6
Exercised	(8,334)	$10.41
Outstanding at March 31, 2024	517,614	$7.65	5.4
Exercisable at March 31, 2024	479,285	$7.34	5.2

A summary of the Company’s restricted stock unit (RSU) and performance stock unit (PSU) activity is as follows:

	RSUs	PSUs
Outstanding at December 31, 2023	171,530	114,000
Granted	50,710	—
Vested	(9,679)	—
Outstanding at March 31, 2022	212,561	114,000

During the three months ended March 31, 2024, the Company granted 38,710 RSUs to Board members and 12,000 RSUs to employees under the Plan. The estimated fair value of these equity grants was $397,803, $82,362 of which was recognized during the three months ended March 31, 2024.

At March 31, 2024, there was $1,885,023 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.9 years.

Note 8 — Warrants

At March 31, 2024 and December 31, 2023, the Company had 786,420 warrants outstanding with a weighted average exercise price of $5.19 per share. At March 31, 2024 and December 31, 2023, the Company had 887,160 and 253,828 pre-funded warrants outstanding, respectively, with an exercise price of $0.001 per share. The weighted average remaining life, excluding the pre-funded warrants with no expiration date, of the outstanding warrants is 0.9 years.

At March 31, 2024, all warrants were exercisable, although the warrants held by certain of the Company’s warrant holders may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such warrant holder does not exceed 4.99% (or, at the investor’s election, 9.99%) of the outstanding shares of the Company’s common stock.

Note 9 — Subsequent Events

Public Offering

In April 2024 and in connection with the March 2024 Offering, the underwriter exercised its 30-day option to purchase an additional 300,000 shares of the Company’s common stock at the offering price of $7.50 per share, less underwriting discounts and commissions. The estimated net proceeds to the Company from the March 2024 Offering, including the underwriter’s exercise of its option to purchase additional shares, are $15.7 million.

Amended Lease

In April 2024, the Company entered into a first amendment and relocation agreement (the “Amended Lease”) with our landlord. Under the Amended Lease, the Company will relocate to another, larger suite in the same office building. The Amended Lease is for 5,775 square feet of office and laboratory space and, upon occupancy, will replace the 4,070 square feet of office and laboratory space currently leased by the Company. The term of the Amended Lease will expire sixty-two (62) months from the earliest to occur of July 1, 2024 or the Company’s occupancy of all or any part of the new suite. The annual base rent for the first year of the Amended Lease is $118,388 and the annual base rent increases approximately 2.75% each year during the lease term. As with the current lease, the Company is required to pay its proportionate share of operating costs for the building under this triple net lease.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2023 financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Ideal Power Inc. is located in Austin, Texas. We are solely focused on the further development and commercialization of our Bidirectional bipolar junction TRANsistor (B-TRAN™) solid-state switch technology.

To date, operations have been funded primarily through the sale of common stock and we have generated $3.7 million in grant revenue for bidirectional power switch development. Grant revenue was $0 and $664 in the three months ended March 31, 2024 and 2023, respectively. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology.

We are in the process of commercializing our B-TRAN™ technology and launched our first two commercial products, the SymCool™ Power Module and SymCool™ IQ Intelligent Power Module, in 2023. We generated $78,739 in commercial revenue in the three months ended March 31, 2024.

Product Launches

In early 2023, we launched our first commercial product, the SymCool™ Power Module. This multi-die B-TRAN™ module is designed to meet the very low conduction loss needs of the solid-state circuit breaker market. We commenced shipment of SymCool™ Power Modules to fulfill customer orders in the first quarter of 2024.

In late 2023, we launched our second commercial product, the SymCool™ IQ Intelligent Power Module (IPM). The SymCool™ IQ IPM builds on the bidirectional B-TRAN™ multi-die packaging design of our SymCool™ Power Module and adds an integrated intelligent driver optimized for bidirectional operation. This product targets several markets including renewable energy, energy storage, EV charging and other industrial applications. We expect initial sales of this product as early as late 2024.

Development Agreement

During the fourth quarter of 2022, we announced, and began Phase 1 of, a product development agreement with Stellantis, a top 10 global automaker, for a custom B-TRAN™ power module for use in the automaker’s EV drivetrain inverters in its next generation EV platform. In Phase 1 of the program, we provided packaged B-TRAN™ devices, test kits and technical data to Stellantis for their evaluation. During the third quarter of 2023, we secured, and began Phase 2 of, this program. In Phase 2 of the program, we collaborated with Stellantis and the program partners, including both the program’s packaging company and the organization building the initial drivetrain inverter, to supply B-TRAN™ devices for integration into the custom power module and inverter designs. Also, as part of Phase 2, we provided Stellantis a comprehensive test plan for the testing required to achieve certification to automotive standards for B-TRAN™. The test plan was subsequently approved as submitted. In the first quarter of 2024, we successfully completed Phase 2 of the program. We recorded the remaining revenue under Phase 2 of this program in the first quarter of 2024. We are currently finalizing the scope of work for the next phase of the program with Stellantis.

Distribution Agreement

In March 2024, we announced a global distribution agreement with Richardson Electronics, Ltd. (RELL). RELL is the first distributor for our products. We commenced shipments of our products to RELL to fulfill end customer orders late in the first quarter of 2024.

Test and Evaluation Agreements

Since the middle of 2021, we announced several test and evaluation agreements with prospective customers, including, but not limited to, a second top 10 global automaker, a top 10 global provider of power conversion solutions to the solar industry, two global diverse power management market leaders, a tier 1 automotive supplier and a global power conversion supplier. These companies, along with other current and future participants in our test and evaluation program, intend to test and evaluate the B-TRAN™ for use in their applications. We expect to incorporate the feedback from these customers into our future commercial products. We began B-TRAN™ customer shipments to program participants in mid-2023.

March 2024 Offering

In March 2024, we issued and sold 1,366,668 shares of our common stock at a price of $7.50 per share and 633,332 pre-funded warrants to purchase shares of our common stock at a price of $7.499 per pre-funded warrant in an underwritten public offering. The pre-funded warrants have an exercise price of $0.001 per share. The underwriter had a 30-day option to purchase up to an additional 300,000 shares of our common stock at the offering price, less the underwriting discounts and commissions. In April 2024, the underwriter exercised this option in full. The estimated net proceeds to us from the March 2024 Offering are $15.7 million, inclusive of the underwriter’s exercise of its option to purchase additional shares in full. We intend to use the net proceeds from the March 2024 Offering to fund further commercialization and development of our B-TRAN™ technology and general corporate and working capital purposes.

Results of Operations

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

Commercial Revenue. Commercial revenue was $78,739 for the three months ended March 31, 2024, compared to $0 in the three months ended March 31, 2023, as we completed Phase 2 of our development agreement with Stellantis and began to fulfill customer orders for our products.

Grant Revenue. Grant revenue was immaterial for the three months ended March 31, 2024 and 2023. We expect to pursue additional government funding that may result in additional grant revenues in the future.

Cost of Commercial Revenue. Cost of commercial revenue was $68,498 for the three months ended March 31, 2024, compared to $0 in the three months ended March 31, 2023, as we completed Phase 2 of our development agreement with Stellantis and began to fulfill customer orders for our products.

Cost of Grant Revenue. Cost of grant revenue was immaterial for the three months ended March 31, 2024 and 2023. Cost of grant revenue was equal to the associated grant revenue resulting in no gross profit. We expect no gross profit from other grants that we are pursuing or may pursue in 2024.

Research and Development Expenses. Research and development expenses decreased by $73,135, or 5%, to $1,366,893 in the three months ended March 31, 2024 from $1,440,028 in the three months ended March 31, 2023. The decrease was due to lower stock-based compensation expense of $168,612, partly offset by higher personnel costs of $78,863 and other B-TRAN™ development spending of $16,614. We expect higher research and development expenses in the remainder of 2024 as compared to 2023 as we continue development of our B-TRAN™ technology.

General and Administrative Expenses. General and administrative expenses decreased by $41,245, or 5%, to $853,688 in the three months ended March 31, 2024 from $894,933 in the three months ended March 31, 2023. The decrease was due to lower stock-based compensation expense of $65,390 and other general and administrative spending of $6,757, partly offset by higher investor relations spending of $30,902. We expect slightly higher general and administrative expenses, exclusive of stock-based compensation, in the remainder of 2024 as compared to 2023.

Sales and Marketing Expenses. Sales and marketing expenses increased by $12,285, or 4%, to $316,611 in the three months ended March 31, 2024 from $304,326 in the three months ended March 31, 2023. The increase was due to higher personnel costs of $55,274 and other spending of $761, partly offset by lower search and placement fees of $43,750. We expect higher sales and marketing expenses in the remainder of 2024 as compared to 2023 as we further commercialize our B-TRAN™ technology.

Loss from Operations. Our loss from operations for the three months ended March 31, 2024 was $2,526,951, or 4% lower, as compared to the $2,639,287 loss from operations for the three months ended March 31, 2023, for the reasons discussed above.

Interest Income, Net. Net interest income was $57,325 for the three months ended March 31, 2024 compared to $111,302 for the three months ended March 31, 2023 as a result of the impact of a declining cash balance on the interest earned from our money market account.

Net Loss. Our net loss for the three months ended March 31, 2024 was $2,469,626, or 2% lower, as compared to a net loss of $2,527,985 for the three months ended March 31, 2023, for the reasons discussed above.

Liquidity and Capital Resources

We currently generate commercial revenue only. We have incurred losses since inception. We have funded our operations to date primarily through the sale of common stock and pre-funded warrants.

At March 31, 2024, we had cash and cash equivalents of $20.2 million. Our net working capital at March 31, 2024 was also $19.8 million. We had no outstanding debt at March 31, 2024.

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

Operating activities in the three months ended March 31, 2024 resulted in cash outflows of $1,875,295 which were due to the net loss for the period of $2,469,626, partly offset by stock-based compensation of $381,019, favorable balance sheet timing of $105,817 and other non-cash items of $107,495.

Operating activities in the three months ended March 31, 2023 resulted in cash outflows of $1,755,723, which were due to the net loss for the period of $2,527,985, partly offset by stock-based compensation of $609,926, favorable balance sheet timing of $93,960 and other non-cash items of $68,376.

We expect an increase in cash outflows from operating activities in the remainder of 2024 as we further develop and commercialize our B-TRAN™ technology.

Investing activities in the three months ended March 31, 2024 and 2023 resulted in cash outflows of $103,550 and $69,450, respectively, for the acquisition of intangible assets and fixed assets.

Financing activities in the three months ended March 31, 2024 resulted in cash inflows of $13,652,663 from the March 2024 Offering, as discussed above, and $86,757 from the exercise of stock options.

Critical Accounting Estimates

There have been no significant changes during the three months ended March 31, 2024 to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Trends, Events and Uncertainties

There are no material changes from trends, events or uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial and accounting officer) of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024 and has concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Document

4.1	Form of Pre-Funded Warrant (for March 2024 offering) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 28, 2024)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

10.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2024	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer