Form 10-Q
period 2024-06-30
Ideal Power Inc.
filed 2024-08-14
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, the issuer had 7,693,917 shares of common stock, par value $0.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$20,064,897	$8,474,835
Accounts receivable, net	1,331	70,000
Inventory	79,662	81,450
Prepayments and other current assets	317,190	482,890
Total current assets	20,463,080	9,109,175

Property and equipment, net	351,533	359,225
Intangible assets, net	2,586,359	2,580,066
Right of use asset	—	186,570
Other assets	18,727	13,034
Total assets	$23,419,699	$12,248,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230,634	$405,098
Accrued expenses	649,186	455,112
Current portion of lease liability	—	70,683
Total current liabilities	879,820	930,893

Long-term lease liability	—	132,304
Other long-term liabilities	1,066,274	1,125,173
Total liabilities	1,946,094	2,188,370

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,695,238 shares issued and 7,693,917 shares outstanding at June 30, 2024 and 5,998,018 shares issued and 5,996,697 shares outstanding at December 31, 2023	7,695	5,998
Additional paid-in capital	123,660,261	107,116,362
Treasury stock, at cost, 1,321 shares at June 30, 2024 and December 31, 2023	(13,210)	(13,210)
Accumulated deficit	(102,181,141)	(97,049,450)
Total stockholders’ equity	21,473,605	10,059,700
Total liabilities and stockholders’ equity	$23,419,699	$12,248,070

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Commercial revenue	$1,331	$98,443	$80,070	$98,443
Grant revenue	—	36,724	—	37,388
Total revenue	1,331	135,167	80,070	135,831

Cost of commercial revenue	17,474	74,013	85,972	74,013
Cost of grant revenue	—	36,724	—	37,338
Total cost of revenue	17,474	110,737	85,972	111,401

Gross profit (loss)	(16,143)	24,430	(5,902)	24,430

Operating expenses:
Research and development	1,562,747	1,206,688	2,929,640	2,646,716
General and administrative	947,384	933,993	1,801,072	1,828,926
Sales and marketing	359,739	271,900	676,350	576,226
Total operating expenses	2,869,870	2,412,581	5,407,062	5,051,868

Loss from operations	(2,886,013)	(2,388,151)	(5,412,964)	(5,027,438)

Interest income, net	223,948	108,345	281,273	219,647

Net loss	$(2,662,065)	$(2,279,806)	$(5,131,691)	$(4,807,791)

Net loss per share – basic and diluted	$(0.31)	$(0.37)	$(0.69)	$(0.78)

Weighted average number of shares outstanding – basic and diluted	8,514,581	6,185,397	7,417,260	6,181,972

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,131,691)	$(4,807,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163,871	121,423
Amortization of right of use asset	34,948	30,590
Write-off of capitalized patent	62,073	—
Write-off of fixed assets	14,459	—
Gain on lease termination	(15,319)	—
Stock-based compensation	745,600	1,233,207
Decrease (increase) in operating assets:
Accounts receivable	68,669	(137,388)
Inventory	1,788	—
Prepaid expenses and other assets	160,007	49,065
Increase (decrease) in operating liabilities:
Accounts payable	(174,464)	(18,493)
Accrued expenses and other liabilities	135,175	250,414
Lease liability	(36,046)	(31,389)
Net cash used in operating activities	(3,970,930)	(3,408,492)

Cash flows from investing activities:
Purchase of property and equipment	(64,036)	(114,025)
Acquisition of intangible assets	(174,968)	(139,838)
Net cash used in investing activities	(239,004)	(253,863)

Cash flows from financing activities:
Net proceeds from issuance of common stock and pre-funded warrants	15,724,818	—
Exercise of options	86,757	—
Payment of taxes related to restricted stock unit vestings	(11,579)	—
Net cash provided by financing activities	15,799,996	—

Net increase (decrease) in cash and cash equivalents	11,590,062	(3,662,355)
Cash and cash equivalents at beginning of period	8,474,835	16,345,623
Cash and cash equivalents at end of period	$20,064,897	$12,683,268

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Stockholders’ Equity

For the Three-Month Periods during the Six Months Ended June 30, 2024 and 2023

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2022	5,926,001	$5,926	$105,011,318	1,321	$(13,210)	$(87,095,430)	$17,908,604
Vesting of restricted stock units	6,889	7	(7)	—	—	—	—
Stock-based compensation	—	—	609,926	—	—	—	609,926
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(2,527,985)	(2,527,985)
Balances at March 31, 2023	5,932,890	5,933	105,621,237	1,321	(13,210)	(89,623,415)	15,990,545
Vesting of restricted stock units	6,889	7	(7)	—	—	—	—
Stock-based compensation	—	—	623,281	—	—	—	623,281
Net loss for the three months ended June 30, 2023	—	—	—	—	—	(2,279,806)	(2,279,806)
Balances at June 30, 2023	5,939,779	$5,940	$106,244,511	1,321	$(13,210)	$(91,903,221)	$14,334,020

Balances at December 31, 2023	5,998,018	$5,998	$107,116,362	1,321	$(13,210)	$(97,049,450)	$10,059,700
Issuance of common stock and pre-funded warrants	1,366,668	1,367	13,651,296	—	—	—	13,652,663
Exercise of options	8,334	8	86,749	—	—	—	86,757
Vesting of restricted stock units	9,679	10	(10)	—	—	—	—
Stock-based compensation	—	—	381,019	—	—	—	381,019
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(2,469,626)	(2,469,626)
Balances at March 31, 2024	7,382,699	7,383	121,235,416	1,321	(13,210)	(99,519,076)	21,710,513
Issuance of common stock and pre-funded warrants	300,000	300	2,071,855	—	—	—	2,072,155
Vesting of restricted stock units	12,539	12	(11,591)	—	—	—	(11,579)
Stock-based compensation	—	—	364,581	—	—	—	364,581
Net loss for the three months ended June 30, 2024	—	—	—	—	—	(2,662,065)	(2,662,065)
Balances at June 30, 2024	7,695,238	$7,695	$123,660,261	1,321	$(13,210)	$(102,181,141)	$21,473,605

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

Since its inception, the Company has financed its research and development efforts and operations primarily through the sale of common stock and pre-funded warrants. The Company’s continued operations are dependent upon, among other things, its ability to obtain adequate sources of funding through future revenues, follow-on stock offerings, issuances of warrants, debt financing, co-development agreements, government grants, sale or licensing of developed intellectual property or other alternatives.

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

Net Loss Per Share

In accordance with Accounting Standards Codification (“ASC”) 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three and six months ended June 30, 2024 and 2023, the Company included pre-funded warrants to purchase shares of common stock in its computation of net loss per share. The pre-funded warrants were issued in March 2024 and November 2019 with an exercise price of $0.001. See Note 8.

In periods with a net loss, no common share equivalents are included in the computation of diluted net loss per share because their effect would be anti-dilutive. At June 30, 2024 and 2023, potentially dilutive shares outstanding amounted to 1,763,733 and 1,636,006 shares, respectively, and exclude pre-funded warrants to purchase shares of common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Intangible Assets

Intangible assets, net consisted of the following:

	June 30,	December 31,
	2024	2023
	(unaudited)
Patents	$1,638,663	$1,530,257
Trademarks	20,284	15,794
Other intangible assets	1,843,036	1,843,036
	3,501,983	3,389,087
Accumulated amortization - patents	(310,099)	(272,872)
Accumulated amortization - other intangible assets	(605,525)	(536,149)
	$2,586,359	$2,580,066

At June 30, 2024 and December 31, 2023, the Company had capitalized $446,614 and $460,890, respectively, for costs related to patents that have not been awarded. Cost related to patents that have not yet been awarded are not amortized until patent issuance.

Amortization expense amounted to $53,905 and $106,602 for the three and six months ended June 30, 2024, respectively, and $50,178 and $88,404 for the three and six months ended June 30, 2023, respectively. Amortization expense for the succeeding five years and thereafter is $107,909 (remaining six months of 2024), $215,817 (2025-2028) and $1,148,284 (thereafter).

Note 4 – Lease

In March 2021, the Company entered into a lease agreement (the “Original Lease”) for 4,070 square feet of office and laboratory space located in Austin, Texas (“the Original Suite”). The commencement of the lease occurred on June 1, 2021 and the initial term of the lease was 63 months. The actual base rent in the first year of the lease was $56,471 and was net of $18,824 in abated rent over the first three months of the lease term. The annual base rent in the second year of the lease was $77,330 and increased by $2,035 in each succeeding year of the lease. In addition, the Company was required to pay its proportionate share of operating costs for the building under this triple net lease. The lease contained a 5-year fair market renewal option. It did not contain a termination option. The Company recognized a right of use asset of $339,882 and a corresponding lease liability for this lease upon lease commencement. For purposes of calculating the right of use asset and lease liability included in the Company’s financial statements, the Company estimated its incremental borrowing rate at 6% per annum.

In April 2024, the Company entered into a first amendment and relocation agreement (the “Amended Lease”) with its landlord. Under the Amended Lease, the Company will relocate to another, larger suite in the same office building. The Amended Lease is for 5,775 square feet of office and laboratory space (the “New Suite”) and, upon occupancy, will replace the 4,070 square feet of office and laboratory space currently leased by the Company. The term of the Amended Lease will expire sixty-two (62) months from July 1, 2024, the commencement date. The annual base rent for the first year of the Amended Lease is $118,388 and the annual base rent increases approximately 2.75% each year during the lease term. The Company is required to pay its proportionate share of operating costs for the building under this triple net lease.

In accordance with ASC 842, the Company accounted for the modification of the lease contract as a separate lease contract. The lease for the Original Suite terminated on June 30, 2024 and the Company recorded a gain on the termination of the lease for the Original Suite of $15,319 in general and administrative expenses. As a result of the early termination of the lease for the Original Suite, the Company did not have a right of use asset or lease liability on its balance sheet at June 30, 2024. See Note 9 for a discussion of the lease for the New Suite.

For the three months ended June 30, 2024 and 2023, operating cash flows for lease payments totaled $20,011 and $19,502, respectively, and for the six months ended June 30, 2024 and 2023, operating cash outflows for lease payments totaled $39,852 and $38,835, respectively. For the three months ended June 30, 2024 and 2023, operating lease cost, recognized on a straight-line basis, totaled $19,736 and $19,017, respectively, and for the six months ended June 30, 2024 and 2023, operating lease cost, recognized on a straight-line bases, totaled $38,754 and $38,035, respectively.

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

At June 30, 2024 and December 31, 2023, the other long-term liability for the estimated present value of future payments under the licensing agreements was $1,066,274 and $1,125,173, respectively. The Company is accruing interest for future payments related to these agreements.

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

Note 6 — Common Stock

In March 2024, the Company issued and sold 1,366,668 shares of its common stock at a price of $7.50 per share and 633,332 pre-funded warrants to purchase shares of common stock at a price of $7.499 per pre-funded warrant in an underwritten public offering. The pre-funded warrants have an exercise price of $0.001 per share. The underwriter had a 30-day option to purchase up to an additional 300,000 shares of common stock at the offering price, less the underwriting discounts and commissions. In April 2024, the underwriter exercised in full its 30-day option to purchase an additional 300,000 shares of the Company’s common stock at the offering price of $7.50 per share, less underwriting discounts and commissions. The net proceeds to the Company from the public offering, including the underwriter’s exercise of its option to purchase additional shares, was $15.7 million.

Note 7 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was last amended in June 2023. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. At June 30, 2024, 308,162 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Life
	Options	Price	(in years)
Outstanding at December 31, 2023	525,948	$7.69	6.6
Exercised	(8,334)	$10.41
Outstanding at June 30, 2024	517,614	$7.65	5.1
Exercisable at June 30, 2024	487,617	$7.39	5.0

A summary of the Company’s restricted stock unit (RSU) and performance stock unit (PSU) activity is as follows:

	RSUs	PSUs
Outstanding at December 31, 2023	171,530	114,000
Granted	197,594	—
Vested	(23,425)	—
Outstanding at June 30, 2024	345,699	114,000

During the six months ended June 30, 2024, the Company granted 38,710 RSUs to Board members, 125,000 RSUs to executives and 33,884 RSUs to employees under the Plan. The estimated fair value of these equity grants was $1,439,058, of which $178,063 was recognized in stock-based compensation expense totaling $745,600 for the six months ended June 30, 2024.

At June 30, 2024, there was $2,561,697 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.1 years.

Note 8 — Warrants

At June 30, 2024 and December 31, 2023, the Company had 786,420 warrants outstanding with a weighted average exercise price of $5.19 per share. At June 30, 2024 and December 31, 2023, the Company had 887,160 and 253,828 pre-funded warrants outstanding, respectively, with an exercise price of $0.001 per share. The weighted average remaining life, excluding the pre-funded warrants with no expiration date, of the outstanding warrants is 0.7 years.

At June 30, 2024, all warrants were exercisable, although the warrants held by certain of the Company’s warrant holders may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such warrant holder does not exceed 4.99% (or, at the investor’s election, 9.99%) of the outstanding shares of the Company’s common stock.

Note 9 — Subsequent Events

The Company recognized a right of use asset of $524,025 and a corresponding lease liability for the Amended Lease on the Commencement Date. For purposes of calculating the right of use asset and lease liability, the Company estimated its incremental borrowing rate at 8.5% per annum. See Note 4.

Future minimum payments under the Amended Lease are as follows:

For the Year Ended December 31,
2024 (remaining)	$59,194
2025	120,004
2026	123,297
2027	126,703
2028	130,197
2029	88,579
Total lease payments	647,974
Less: imputed interest	(123,949)
Total lease liability	524,025

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

Overview

Ideal Power Inc. is located in Austin, Texas. We are focused on the further development and commercialization of our Bidirectional bipolar junction TRANsistor (B-TRAN™) solid-state switch technology.

To date, operations have been funded primarily through the sale of common stock and pre-funded warrants and we have generated $3.7 million in grant revenue for bidirectional power switch development. We did not generate grant revenue in the six months ended June 30, 2024. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology.

We are in the process of commercializing our B-TRAN™ technology and launched our first two commercial products, the SymCool® Power Module and SymCool® IQ Intelligent Power Module, in 2023. We generated $80,070 in commercial revenue in the six months ended June 30, 2024.

Product Launches

In early 2023, we launched our first commercial product, the SymCool® Power Module. This multi-die B-TRAN™ module is designed to meet the very low conduction loss needs of the solid-state circuit breaker market. We commenced shipment of SymCool® Power Modules to fulfill customer orders in the first quarter of 2024.

In late 2023, we launched our second commercial product, the SymCool® IQ Intelligent Power Module (IPM). The SymCool® IQ IPM builds on the bidirectional B-TRAN™ multi-die packaging design of our SymCool® Power Module and adds an integrated intelligent driver optimized for bidirectional operation. This product targets several markets including renewable energy, energy storage, EV charging and other industrial applications. We expect initial sales of this product as early as late 2024.

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

Distribution Agreement

In March 2024, we announced a global distribution agreement with Richardson Electronics, Ltd. (RELL). RELL is the first distributor for our products. We commenced shipments of our products to RELL to fulfill initial end customer orders late in the first quarter of 2024.

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

Public Offering

In March 2024, we issued and sold 1,366,668 shares of our common stock at a price of $7.50 per share and 633,332 pre-funded warrants to purchase shares of our common stock at a price of $7.499 per pre-funded warrant in an underwritten public offering. The pre-funded warrants have an exercise price of $0.001 per share. The underwriter had a 30-day option to purchase up to an additional 300,000 shares of our common stock at the offering price, less the underwriting discounts and commissions. In April 2024, the underwriter exercised this option in full. The net proceeds to us from the public offering were $15.7 million, inclusive of the underwriter’s exercise of its option to purchase additional shares in full. We intend to use the net proceeds from the public offering to fund further commercialization and development of our B-TRAN™ technology and general corporate and working capital purposes.

Results of Operations

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

Commercial Revenue. Commercial revenue was $1,331 for the three months ended June 30, 2024, compared to $98,443 in the three months ended June 30, 2023. Commercial revenue in the three months ended June 30, 2024 related to initial orders from customers evaluating our technology. Commercial revenue in the three months ended June 30, 2023 related to Phase 1 of our development agreement with Stellantis. We expect product revenue to increase modestly over the remainder of 2024 and development revenue to resume once Phase 3 of our development agreement with Stellantis is underway. We may also generate development revenue from other customers.

Grant Revenue. We did not generate grant revenue in the three months ended June 30, 2024. We generated $36,724 in grant revenue in the three months ended June 30, 2023. We expect to pursue additional government funding that may result in additional grant revenues in the future.

Cost of Commercial Revenue. Cost of commercial revenue was $17,474 for the three months ended June 30, 2024, compared to $74,013 in the three months ended June 30, 2023. Cost of commercial revenue in the three months ended June 30, 2024 related to initial low volume shipments of our products. Cost of commercial revenue in the three months ended June 30, 2023 related to Phase 1 or our development agreement with Stellantis. We expect significant improvement in gross margins as we commence higher volume production and shipments in the future.

Cost of Grant Revenue. Cost of grant revenue was $0 for the three months ended June 30, 2024 as we did not have any active grant programs. Cost of grant revenue was $36,724 in the three months ended June 30, 2023. Cost of grant revenue for the three months ended June 30, 2023 was equal to the associated grant revenue resulting in no gross profit. We expect no gross profit from other grants that we are pursuing or may pursue in the remainder of 2024.

Research and Development Expenses. Research and development expenses increased by $356,059, or 30%, to $1,562,747 in the three months ended June 30, 2024 from $1,206,688 in the three months ended June 30, 2023. The increase was due to higher semiconductor fabrication costs of $331,660, personnel costs of $130,893 and placement fees and expenses of $85,478, partly offset by lower stock-based compensation expense of $181,827 and other B-TRAN™ development spending of $10,145. We expect higher research and development expenses in the remainder of 2024 as compared to 2023, partly due to the addition of engineering personnel, as we continue development of our B-TRAN™ technology.

General and Administrative Expenses. General and administrative expenses increased by $13,391, or 1%, to $947,384 in the three months ended June 30, 2024 from $933,993 in the three months ended June 30, 2023. We expect slightly to moderately higher general and administrative expenses, exclusive of stock-based compensation, in the remainder of 2024 as compared to 2023.

Sales and Marketing Expenses. Sales and marketing expenses increased by $87,839, or 32%, to $359,739 in the three months ended June 30, 2024 from $271,900 in the three months ended June 30, 2023. The increase was due to higher personnel costs of $73,855 and search and placement fees of $32,243, partly offset by lower other spending of $18,259. We expect higher sales and marketing expenses in the remainder of 2024 as compared to 2023, partly due to the addition of sales personnel, as we further commercialize our B-TRAN™ technology.

Loss from Operations. Our loss from operations for the three months ended June 30, 2024 was $2,886,013, or 21% higher, as compared to the $2,388,151 loss from operations for the three months ended June 30, 2023, for the reasons discussed above.

Interest Income, Net. Net interest income was $223,948 for the three months ended June 30, 2024 compared to $108,345 for the three months ended June 30, 2023 due to the impact of a higher cash balance post-public offering on interest earned from our money market account.

Net Loss. Our net loss for the three months ended June 30, 2024 was $2,662,065, or 17% higher, as compared to a net loss of $2,279,806 for the three months ended June 30, 2023, for the reasons discussed above.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

Commercial Revenue. Commercial revenue was $80,070 for the six months ended June 30, 2024, compared to $98,443 in the six months ended June 30, 2023. Commercial revenue related primarily to our development agreement with Stellantis.

Grant Revenue. We did not generate grant revenue in the six months ended June 30, 2024. We generated $37,388 in grant revenue in the six months ended June 30, 2023.

Cost of Commercial Revenue. Cost of commercial revenue was $85,972 for the six months ended June 30, 2024, compared to $74,013 in the six months ended June 30, 2023. Cost of commercial revenue related primarily to our development agreement with Stellantis.

Cost of Grant Revenue. Cost of grant revenue was $0 for the six months ended June 30, 2024 as we did not have any active grant programs. Cost of grant revenue was $37,388 in the six months ended June 30, 2023. Cost of grant revenue for the six months ended June 30, 2023 was equal to the associated grant revenue resulting in no gross profit.

Research and Development Expenses. Research and development expenses increased by $282,924, or 11%, to $2,929,640 in the six months ended June 30, 2024 from $2,646,716 in the six months ended June 30, 2023. The increase was due to higher semiconductor fabrication costs of $291,933, personnel costs of $209,757, placement fees and expenses of $86,941 and other B-TRAN™ development spending of $44,732, partly offset by lower stock-based compensation expense of $350,439.

General and Administrative Expenses. General and administrative expenses decreased by $27,854, or 2%, to $1,801,072 in the six months ended June 30, 2024 from $1,828,926 in the six months ended June 30, 2023.

Sales and Marketing Expenses. Sales and marketing expenses increased by $100,124, or 17%, to $676,350 in the six months ended June 30, 2024 from $576,226 in the six months ended June 30, 2023. The increase was due to higher personnel costs of $129,129, partly offset by lower consulting fees of $23,720 and other spending of $5,285.

Loss from Operations. Our loss from operations for the six months ended June 30, 2024 was $5,412,964, or 8% higher, as compared to the $5,027,438 loss from operations for the six months ended June 30, 2023, for the reasons discussed above.

Interest Income, Net. Net interest income was $281,273 for the six months ended June 30, 2024 compared to $219,647 for the six months ended June 30, 2023 due to the impact of a higher cash balance post-public offering on interest earned from our money market account.

Net Loss. Our net loss for the six months ended June 30, 2024 was $5,131,691, or 7% higher, as compared to a net loss of $4,807,791 for the six months ended June 30, 2023, for the reasons discussed above.

Liquidity and Capital Resources

We currently generate commercial revenue only. We have incurred losses since inception. We have funded our operations to date primarily through the sale of common stock and pre-funded warrants.

At June 30, 2024, we had cash and cash equivalents of $20.1 million. Our net working capital at June 30, 2024 was also $19.6 million. We had no outstanding debt at June 30, 2024.

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

Operating activities in the six months ended June 30, 2024 resulted in cash outflows of $3,970,930 which were due to the net loss for the period of $5,131,691, partly offset by stock-based compensation of $745,600, depreciation and amortization of $163,871, favorable balance sheet timing of $155,129 and other non-cash items of $96,161.

Operating activities in the six months ended June 30, 2023 resulted in cash outflows of $3,408,492, which were due to the net loss for the period of $4,807,791, partly offset by stock-based compensation of $1,233,207, depreciation and amortization of $121,423 and favorable balance sheet timing and other non-cash items of $44,669.

We expect an increase in cash outflows from operating activities in the remainder of 2024 as we further develop and commercialize our B-TRAN™ technology.

Investing activities in the six months ended June 30, 2024 and 2023 resulted in cash outflows of $239,004 and $253,863, respectively, for the acquisition of intangible assets and fixed assets.

Financing activities in the six months ended June 30, 2024 resulted in cash inflows of $15,724,818 in net proceeds from the public offering of our common stock and pre-funded warrants and $86,757 from the exercise of stock options, slightly offset by $11,579 in tax payments related to the vesting of restricted stock units.

Critical Accounting Estimates

There have been no significant changes during the six months ended June 30, 2024 to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial and accounting officer) of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024 and has concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 14, 2024	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer