Form 10-Q
period 2024-09-30
Ideal Power Inc.
filed 2024-11-14
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2024, the issuer had 8,147,776 shares of common stock, par value $0.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$18,655,922	$8,474,835
Accounts receivable, net	1,326	70,000
Inventory	60,130	81,450
Prepayments and other current assets	303,921	482,890
Total current assets	19,021,299	9,109,175

Property and equipment, net	447,186	359,225
Intangible assets, net	2,608,825	2,580,066
Right of use asset	503,962	186,570
Other assets	20,133	13,034
Total assets	$22,601,405	$12,248,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,053	$405,098
Accrued expenses	750,443	455,112
Current portion of lease liability	80,145	70,683
Total current liabilities	906,641	930,893

Long-term lease liability	425,076	132,304
Other long-term liabilities	1,049,325	1,125,173
Total liabilities	2,381,042	2,188,370

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,144,097 shares issued and 8,142,776 shares outstanding at September 30, 2024 and 5,998,018 shares issued and 5,996,697 shares outstanding at December 31, 2023	8,144	5,998
Additional paid-in capital	125,096,918	107,116,362
Treasury stock, at cost, 1,321 shares at September 30, 2024 and December 31, 2023	(13,210)	(13,210)
Accumulated deficit	(104,871,489)	(97,049,450)
Total stockholders’ equity	20,220,363	10,059,700
Total liabilities and stockholders’ equity	$22,601,405	$12,248,070

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Commercial revenue	$554	$1,557	$80,624	$100,000
Grant revenue	—	—	—	37,388
Total revenue	554	1,557	80,624	137,388

Cost of commercial revenue	1,511	2,787	87,483	76,800
Cost of grant revenue	—	—	—	37,338
Total cost of revenue	1,511	2,787	87,483	114,188

Gross profit (loss)	(957)	(1,230)	(6,859)	23,200

Operating expenses:
Research and development	1,684,063	1,690,538	4,613,703	4,337,254
General and administrative	893,969	854,025	2,695,041	2,682,951
Sales and marketing	320,642	293,963	996,992	870,189
Total operating expenses	2,898,674	2,838,526	8,305,736	7,890,394

Loss from operations	(2,899,631)	(2,839,756)	(8,312,595)	(7,867,194)

Interest income, net	209,283	99,275	490,556	318,922

Net loss	$(2,690,348)	$(2,740,481)	$(7,822,039)	$(7,548,272)

Net loss per share – basic and diluted	$(0.31)	$(0.44)	$(0.99)	$(1.22)

Weighted average number of shares outstanding – basic and diluted	8,767,251	6,192,286	7,870,542	6,185,447

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,822,039)	$(7,548,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250,936	193,900
Amortization of right of use asset	55,011	46,246
Write-off of capitalized patent	62,073	—
Write-off of property and equipment	15,371	—
Gain on lease termination	(15,319)	—
Stock-based compensation	1,163,808	1,859,209
Decrease (increase) in operating assets:
Accounts receivable	68,674	(34,064)
Inventory	21,320	—
Prepaid expenses and other assets	171,870	107,152
Increase (decrease) in operating liabilities:
Accounts payable	(329,045)	(66,548)
Accrued expenses and other liabilities	219,483	311,511
Lease liability	(54,850)	(47,868)
Net cash used in operating activities	(6,192,707)	(5,178,734)

Cash flows from investing activities:
Purchase of property and equipment	(193,461)	(198,338)
Acquisition of intangible assets	(251,639)	(207,697)
Net cash used in investing activities	(445,100)	(406,035)

Cash flows from financing activities:
Net proceeds from issuance of common stock and pre-funded warrants	15,724,818	—
Exercise of options and warrants	1,105,655	—
Payment of taxes related to restricted stock unit vestings	(11,579)	—
Net cash provided by financing activities	16,818,894	—

Net increase (decrease) in cash and cash equivalents	10,181,087	(5,584,769)
Cash and cash equivalents at beginning of period	8,474,835	16,345,623
Cash and cash equivalents at end of period	$18,655,922	$10,760,854

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Stockholders’ Equity

For the Three-Month Periods during the Nine Months Ended September 30, 2024 and 2023

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2022	5,926,001	$5,926	$105,011,318	1,321	$(13,210)	$(87,095,430)	$17,908,604
Vesting of restricted stock units	6,889	7	(7)	—	—	—	—
Stock-based compensation	—	—	609,926	—	—	—	609,926
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(2,527,985)	(2,527,985)
Balances at March 31, 2023	5,932,890	5,933	105,621,237	1,321	(13,210)	(89,623,415)	15,990,545
Vesting of restricted stock units	6,889	7	(7)	—	—	—	—
Stock-based compensation	—	—	623,281	—	—	—	623,281
Net loss for the three months ended June 30, 2023	—	—	—	—	—	(2,279,806)	(2,279,806)
Balances at June 30, 2023	5,939,779	5,940	106,244,511	1,321	(13,210)	(91,903,221)	14,334,020
Vesting of restricted stock units	6,889	7	(7)	—	—	—	—
Stock-based compensation	—	—	626,002	—	—	—	626,002
Net loss for the three months ended September 30, 2023	—	—	—	—	—	(2,740,481)	(2,740,481)
Balances at September 30, 2023	5,946,668	$5,947	$106,870,506	1,321	$(13,210)	$(94,643,702)	$12,219,541

Balances at December 31, 2023	5,998,018	$5,998	$107,116,362	1,321	$(13,210)	$(97,049,450)	$10,059,700
Issuance of common stock and pre-funded warrants	1,366,668	1,367	13,651,296	—	—	—	13,652,663
Exercise of options	8,334	8	86,749	—	—	—	86,757
Vesting of restricted stock units	9,679	10	(10)	—	—	—	—
Stock-based compensation	—	—	381,019	—	—	—	381,019
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(2,469,626)	(2,469,626)
Balances at March 31, 2024	7,382,699	7,383	121,235,416	1,321	(13,210)	(99,519,076)	21,710,513
Issuance of common stock and pre-funded warrants	300,000	300	2,071,855	—	—	—	2,072,155
Vesting of restricted stock units	12,539	12	(11,591)	—	—	—	(11,579)
Stock-based compensation	—	—	364,581	—	—	—	364,581
Net loss for the three months ended June 30, 2024	—	—	—	—	—	(2,662,065)	(2,662,065)
Balances at June 30, 2024	7,695,238	7,695	123,660,261	1,321	(13,210)	(102,181,141)	21,473,605
Exercise of warrants	439,180	439	1,018,459	—	—	—	1,018,898
Vesting of restricted stock units	9,679	10	(10)	—	—	—	—
Stock-based compensation	—	—	418,208	—	—	—	418,208
Net loss for the three months ended September 30, 2024	—	—	—	—	—	(2,690,348)	(2,690,348)
Balances at September 30, 2024	8,144,097	$8,144	$125,096,918	1,321	$(13,210)	$(104,871,489)	$20,220,363

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

Net Loss Per Share

In accordance with Accounting Standards Codification (“ASC”) 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three and nine months ended September 30, 2024 and 2023, the Company included pre-funded warrants to purchase shares of common stock in its computation of net loss per share. The pre-funded warrants were issued in March 2024 and November 2019 with an exercise price of $0.001. See Note 8.

In periods with a net loss, no common share equivalents are included in the computation of diluted net loss per share because their effect would be anti-dilutive. At September 30, 2024 and 2023, potentially dilutive shares outstanding amounted to 1,322,819 and 1,629,117 shares, respectively, and exclude pre-funded warrants to purchase shares of common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Intangible Assets

Intangible assets, net consisted of the following:

	September 30,	December 31,
	2024	2023
	(unaudited)
Patents	$1,712,993	$1,530,257
Trademarks	22,624	15,794
Other intangible assets	1,843,036	1,843,036
	3,578,653	3,389,087
Accumulated amortization - patents	(329,616)	(272,872)
Accumulated amortization - other intangible assets	(640,212)	(536,149)
	$2,608,825	$2,580,066

At September 30, 2024 and December 31, 2023, the Company had capitalized $507,240 and $460,890, respectively, for costs related to patents that have not been awarded. Cost related to patents that have not yet been awarded are not amortized until patent issuance. For the nine months ended September 30, 2024, the Company wrote-off a capitalized patent of $62,073.

At September 30, 2024 and December 31, 2023, the Company had capitalized $22,624 and $15,794, respectively, for costs related to trademarks. Costs related to indefinite life trademarks are not amortized but are subject to evaluation for potential impairment.

Amortization expense amounted to $54,205 and $160,807 for the three and nine months ended September 30, 2024, respectively, and $50,420 and $138,824 for the three and nine months ended September 30, 2023, respectively. Amortization expense for the succeeding five years and thereafter is $54,186 (remaining three months of 2024), $216,746 (2025-2028) and $1,157,792 (thereafter).

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

In April 2024, the Company entered into a first amendment and relocation agreement (the “Amended Lease”) with its landlord. Under the Amended Lease, the Company relocated to another, larger suite in the same office building. The Amended Lease is for 5,775 square feet of office and laboratory space (the “New Suite”) and, upon occupancy, replaced the 4,070 square feet of office and laboratory space previously leased by the Company. The term of the Amended Lease expires sixty-two (62) months from July 1, 2024, the commencement date. The annual base rent for the first year of the Amended Lease is $118,388 and the annual base rent increases approximately 2.75% each year during the lease term. The Company is required to pay its proportionate share of operating costs for the building under this triple net lease.

In accordance with ASC 842, the Company accounted for the modification of the lease contract as a separate lease contract. The lease for the Original Suite terminated on June 30, 2024 and the Company recorded a gain on the termination of the lease for the Original Suite of $15,319 in general and administrative expenses. The Company recognized a right of use asset of $524,025 and a corresponding lease liability for the Amended Lease on the commencement date. For purposes of calculating the right of use asset and lease liability, the Company estimated its incremental borrowing rate at 8.5% per annum

Future minimum payments under the Amended Lease are as follows:

For the Year Ended December 31,
2024 (remaining)	$29,597
2025	120,004
2026	123,297
2027	126,703
2028	130,197
2029	88,579
Total lease payments	618,377
Less: imputed interest	(113,156)
Total lease liability	505,221

For the three months ended September 30, 2024 and 2023, operating cash flows for lease payments totaled $29,597 and $19,841, respectively, and for the nine months ended September 30, 2024 and 2023, operating cash outflows for lease payments totaled $69,449 and $58,676, respectively. For the three months ended September 30, 2024 and 2023, operating lease cost, recognized on a straight-line basis, totaled $30,856 and $19,018, respectively, and for the nine months ended September 30, 2024 and 2023, operating lease cost, recognized on a straight-line bases, totaled $69,610 and $57,053, respectively.

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

At September 30, 2024 and December 31, 2023, the other long-term liability for the estimated present value of future payments under the licensing agreements was $1,049,325 and $1,125,173, respectively. The Company is accruing interest for future payments related to these agreements.

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

Note 6 – Common Stock

In March 2024, the Company issued and sold 1,366,668 shares of its common stock at a price of $7.50 per share and 633,332 pre-funded warrants to purchase shares of common stock at a price of $7.499 per pre-funded warrant in an underwritten public offering. The pre-funded warrants have an exercise price of $0.001 per share. The underwriter had a 30-day option to purchase up to an additional 300,000 shares of common stock at the offering price, less the underwriting discounts and commissions. In April 2024, the underwriter exercised in full its 30-day option to purchase an additional 300,000 shares of the Company’s common stock at the offering price of $7.50 per share, less underwriting discounts and commissions. The net proceeds to the Company from the public offering, including the underwriter’s exercise of its option to purchase additional shares, were $15.7 million.

Note 7 – Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was last amended in June 2023. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. At September 30, 2024, 300,217 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Life
	Options	Price	(in years)
Outstanding at December 31, 2023	525,948	$7.69	6.6
Exercised	(8,334)	$10.41
Forfeited / Expired	(5,533)	$13.74
Outstanding at September 30, 2024	512,081	$7.58	4.8
Exercisable at September 30, 2024	491,417	$7.41	4.7

A summary of the Company’s restricted stock unit (RSU) and performance stock unit (PSU) activity is as follows:

	RSUs	PSUs
Outstanding at December 31, 2023	171,530	114,000
Granted	213,072	—
Vested	(33,104)	—
Forfeited	(2,000)	—
Outstanding at September 30, 2024	349,498	114,000

During the nine months ended September 30, 2024, the Company granted 38,710 RSUs to Board members, 125,000 RSUs to executives and 49,362 RSUs to employees under the Plan. The estimated fair value of these equity grants was $1,569,062, of which $352,627 was recognized in stock-based compensation expense totaling $1,163,808 for the nine months ended September 30, 2024.

At September 30, 2024, there was $2,211,517 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.1 years.

Note 8 – Warrants

At September 30, 2024, the Company had 347,240 warrants outstanding with a weighted average exercise price of $8.81 per share. At December 31, 2023, the Company had 786,420 warrants outstanding with a weighted average exercise price of $5.19 per share. During the nine months ended September 30, 2024, a warrant holder exercised 439,180 warrants with an exercise price of $2.32 resulting in proceeds to the Company of $1,018,898. At September 30, 2024 and December 31, 2023, the Company had 887,160 and 253,828 pre-funded warrants outstanding, respectively, with an exercise price of $0.001 per share. The weighted average remaining life, excluding the pre-funded warrants with no expiration date, of the outstanding warrants is 0.8 years.

At September 30, 2024, all warrants were exercisable, although the warrants held by certain of the Company’s warrant holders may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such warrant holder does not exceed 4.99% (or, at the investor’s election, 9.99%) of the outstanding shares of the Company’s common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include, but are not limited to, statements regarding our future financial performance; business condition and results of operations; future business plans; pursuing additional government funding; commercialization of our products, including timing of initial sales; customers’ testing, evaluation and feedback with respect to B-TRAN™; intended use of proceeds from public offerings; and our development agreement with Stellantis. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;

●	our ability to generate revenue;

●	our limited operating history;

●	the size and growth of markets for our technology;

●	any loss of our commercial customers;

●	any material change to our customer relationships, including order volume;

●	regulatory developments that may affect our business;

●	our ability to successfully develop new products and the expected performance of those products;

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

To date, operations have been funded primarily through the sale of common stock and pre-funded warrants and we have generated $3.7 million in grant revenue for bidirectional power switch development. We did not generate grant revenue in the nine months ended September 30, 2024. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology.

We are in the process of commercializing our B-TRAN™ technology and launched our first two commercial products, the SymCool® Power Module and SymCool® IQ Intelligent Power Module, in 2023. We generated $80,624 in commercial revenue in the nine months ended September 30, 2024.

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

Development Agreement

During the fourth quarter of 2022, we announced, and began Phase 1 of, a product development agreement with Stellantis, a top 10 global automaker, for a custom B-TRAN™ power module for use in the automaker’s EV drivetrain inverters in its next generation EV platform. In Phase 1 of the program, we provided packaged B-TRAN™ devices, test kits and technical data to Stellantis for their evaluation. During the third quarter of 2023, we secured, and began Phase 2 of, this program. In Phase 2 of the program, we collaborated with Stellantis and the program partners, including both the program’s packaging company and the organization building the initial drivetrain inverter, to supply B-TRAN™ devices for integration into the custom power module and inverter designs. Also, as part of Phase 2, we provided Stellantis a comprehensive test plan for the testing required to achieve certification to automotive standards for B-TRAN™. The test plan was subsequently approved as submitted. In the first quarter of 2024, we successfully completed Phase 2 of the program. We recorded the remaining revenue under Phase 2 of this program in the first quarter of 2024. We are currently finalizing the scope of work for the next phase of the program with Stellantis. The next phase of the program is expected to be finalized and started after Stellantis selects a Tier 1 auto supplier to manufacture the EV drivetrain inverter utilizing the custom B-TRAN™ power module.

Distribution Agreements

In March 2024, we announced a global distribution agreement with Richardson Electronics, Ltd. (RELL) and, in August 2024, we announced a global distribution agreement with RYOSHO U.S.A., INC. (RYOSHO), a subsidiary of RYODEN CORPORATION (TSE: 8084). We have commenced shipments of our products to both RELL and RYOSHO to fulfill initial end customer orders. In September 2024, we announced a distribution agreement with Sekorm Advanced Technology (Shenzhen) Co., Ltd. for the distribution of our products throughout China.

Test and Evaluation Agreements and Other Collaborations

We have announced several test and evaluation agreements with prospective customers, including, but not limited to, a second top 10 global automaker, a top 10 global provider of power conversion solutions to the solar industry, two global diverse power management market leaders, a tier 1 automotive supplier and a global power conversion supplier. These companies, along with other current and future participants in our test and evaluation program, intend to test and evaluate, or have already begun testing and evaluating, the B-TRAN™ for use in their applications. We expect to incorporate the feedback from these customers into our future commercial products. We began B-TRAN™ customer shipments to initial program participants in mid-2023.

In August 2024, we announced that we are collaborating with a third global automaker on their potential use of B-TRAN™-enabled contactors as a replacement for electromechanical contactors in their electric vehicles.

Public Offering

In March 2024, we issued and sold 1,366,668 shares of our common stock at a price of $7.50 per share and 633,332 pre-funded warrants to purchase shares of our common stock at a price of $7.499 per pre-funded warrant in an underwritten public offering. The pre-funded warrants have an exercise price of $0.001 per share. The underwriter had a 30-day option to purchase up to an additional 300,000 shares of our common stock at the offering price, less the underwriting discounts and commissions. In April 2024, the underwriter exercised this option in full. The net proceeds to us from the public offering were $15.7 million, inclusive of the underwriter’s exercise of its option to purchase additional shares in full. We intend to use the net proceeds from the public offering to fund further commercialization and development of our B-TRAN™ technology and for general corporate and working capital purposes.

Results of Operations

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

Commercial Revenue. Commercial revenue was $554 for the three months ended September 30, 2024, compared to $1,557 in the three months ended September 30, 2023. Commercial revenue in the three months ended September 30, 2024 related to initial orders from customers evaluating our technology. Larger orders and corresponding revenue growth are expected as customers advance in their evaluation, prototyping and overall design cycles. Commercial revenue in the three months ended September 30, 2023 related to Phase 1 of our development agreement with Stellantis. We expect product revenue to increase modestly in the fourth quarter of 2024 and development revenue to resume once Phase 3 of our development agreement with Stellantis is underway. We may also generate development revenue from other customers.

Cost of Commercial Revenue. Cost of commercial revenue was $1,511 for the three months ended September 30, 2024, compared to $2,787 in the three months ended September 30, 2023. Cost of commercial revenue in the three months ended September 30, 2024 related to initial low volume shipments of our products. Cost of commercial revenue in the three months ended September 30, 2023 related to Phase 1 or our development agreement with Stellantis. While we expect gross margins to be negative in the near term due to low production volumes, we expect significant improvement in gross margins as we commence higher volume production and shipments in the future.

Research and Development Expenses. Research and development expenses decreased slightly by $6,475, or less than 1%, to $1,684,063 in the three months ended September 30, 2024 from $1,690,538 in the three months ended September 30, 2023. We expect higher research and development expenses in the fourth quarter of 2024 as compared to the fourth quarter of 2023, primarily due to the addition of engineering personnel this year and higher semiconductor fabrication and/or packaging costs.

General and Administrative Expenses. General and administrative expenses increased by $39,944, or 5%, to $893,969 in the three months ended September 30, 2024 from $854,025 in the three months ended September 30, 2023. The increase was due to higher professional fees of $58,613, personnel costs of $14,558 and other costs of $4,989, partly offset by lower stock-based compensation expense of $38,216. We expect slightly to moderately higher general and administrative expenses, exclusive of stock-based compensation, in the fourth quarter of 2024 as compared to the fourth quarter of 2023.

Sales and Marketing Expenses. Sales and marketing expenses increased by $26,679, or 9%, to $320,642 in the three months ended September 30, 2024 from $293,963 in the three months ended September 30, 2023. The increase was due to higher personnel costs of $74,728 and other spending of $6,566, partly offset by lower stock-based compensation expense of $34,805 and professional fees of $19,810. We expect higher sales and marketing expenses in the fourth quarter of 2024 as compared to the fourth quarter of 2023, partly due to hiring as we further commercialize our B-TRAN™ technology.

Loss from Operations. Our loss from operations for the three months ended September 30, 2024 was $2,899,631, or 2% higher, as compared to the $2,839,756 loss from operations for the three months ended September 30, 2023, for the reasons discussed above.

Interest Income, Net. Net interest income was $209,283 for the three months ended September 30, 2024 compared to $99,275 for the three months ended September 30, 2023 due to the impact of a higher cash balance post-public offering on interest earned from our money market account.

Net Loss. Our net loss for the three months ended September 30, 2024 was $2,690,348, or 2% lower, as compared to a net loss of $2,740,481 for the three months ended September 30, 2023, for the reasons discussed above.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

Commercial Revenue. Commercial revenue was $80,624 for the nine months ended September 30, 2024, compared to $100,000 in the nine months ended September 30, 2023. Commercial revenue related to our development agreement with Stellantis and initial orders from customers evaluating our technology.

Grant Revenue. We did not generate grant revenue in the nine months ended September 30, 2024. We generated $37,388 in grant revenue in the nine months ended September 30, 2023.

Cost of Commercial Revenue. Cost of commercial revenue was $87,483 for the nine months ended September 30, 2024, compared to $76,800 in the nine months ended September 30, 2023. Cost of commercial revenue related to our development agreement with Stellantis and initial orders from customers evaluating our technology.

Cost of Grant Revenue. Cost of grant revenue was $0 for the nine months ended September 30, 2024 as we did not have any active grant programs. Cost of grant revenue was $37,388 in the nine months ended September 30, 2023. Cost of grant revenue for the nine months ended September 30, 2023 was equal to the associated grant revenue resulting in no gross profit.

Research and Development Expenses. Research and development expenses increased by $276,449, or 6%, to $4,613,703 in the nine months ended September 30, 2024 from $4,337,254 in the nine months ended September 30, 2023. The increase was due to higher personnel costs of $402,490, placement fees and expenses of $111,933, semiconductor fabrication costs of $89,584, packaging costs of $83,674 and other B-TRAN™ development spending of $73,981, partly offset by lower stock-based compensation expense of $485,213.

General and Administrative Expenses. General and administrative expenses increased slightly by $12,090, or less than 1%, to $2,695,041 in the nine months ended September 30, 2024 from $2,682,951 in the nine months ended September 30, 2023.

Sales and Marketing Expenses. Sales and marketing expenses increased by $126,803, or 15%, to $996,992 in the nine months ended September 30, 2024 from $870,189 in the nine months ended September 30, 2023. The increase was due to higher personnel costs of $203,858 and other spending of $14,054, partly offset by lower professional fees of $47,305 and stock-based compensation expense of $43,804.

Loss from Operations. Our loss from operations for the nine months ended September 30, 2024 was $8,312,595, or 6% higher, as compared to the $7,867,194 loss from operations for the nine months ended September 30, 2023, for the reasons discussed above.

Interest Income, Net. Net interest income was $490,556 for the nine months ended September 30, 2024 compared to $318,922 for the nine months ended September 30, 2023 due to the impact of a higher cash balance post-public offering on interest earned from our money market account.

Net Loss. Our net loss for the nine months ended September 30, 2024 was $7,822,039, or 4% higher, as compared to a net loss of $7,548,272 for the nine months ended September 30, 2023, for the reasons discussed above.

Liquidity and Capital Resources

We currently generate commercial revenue only. We have incurred losses since inception. We have funded our operations to date primarily through the sale of common stock and pre-funded warrants.

At September 30, 2024, we had cash and cash equivalents of $18.7 million. Our net working capital at September 30, 2024 was $18.1 million. We had no outstanding debt at September 30, 2024.

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

Operating activities in the nine months ended September 30, 2024 resulted in cash outflows of $6,192,707 which were due to the net loss for the period of $7,822,039, partly offset by stock-based compensation of $1,163,808, depreciation and amortization of $250,936, other non-cash items of $117,136 and favorable balance sheet timing of $97,452.

Operating activities in the nine months ended September 30, 2023 resulted in cash outflows of $5,178,734, which were due to the net loss for the period of $7,548,272, partly offset by stock-based compensation of $1,859,209, depreciation and amortization of $193,900 and favorable balance sheet timing of $316,429.

We expect an increase in cash outflows from operating activities in the fourth quarter of 2024 as we further develop and commercialize our B-TRAN™ technology.

Investing activities in the nine months ended September 30, 2024 and 2023 resulted in cash outflows of $445,100 and $406,035, respectively, for the acquisition of intangible assets and property and equipment.

Financing activities in the nine months ended September 30, 2024 resulted in cash inflows of $15,724,818 in net proceeds from the public offering of our common stock and pre-funded warrants, $1,018,898 from the exercise of warrants, and $86,757 from the exercise of stock options, slightly offset by $11,579 in tax payments related to the vesting of restricted stock units.

Critical Accounting Estimates

There have been no significant changes during the nine months ended September 30, 2024 to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial and accounting officer) of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024 and has concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 14, 2024	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer