Form 10-K
period 2024-12-31
Ideal Power Inc.
filed 2025-03-28
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $53.5 million as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last sales price reported for such date on The Nasdaq Capital Market. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant’s common equity are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2025, the issuer had 8,338,305 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2025 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND

OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;

●	our ability to generate revenue;

●	our limited operating history;

●	the size and growth of markets for our technology;

●	regulatory developments that may affect our business;

●	our ability to successfully develop new products and the expected and actual performance of those products;

●

the performance of third-party consultants and service providers whom we have and will continue to rely on to assist us in development and commercialization of our B-TRAN® and related packaging and drive circuitry;

●	the rate and degree of market acceptance for our B-TRAN® and current and future B-TRAN® products;

●	the time required for third parties to redesign, test and certify their products incorporating our B-TRAN®;

●	our ability to successfully commercialize our B-TRAN® technology;

●	our ability to secure strategic partnerships with semiconductor fabricators and others related to our B-TRAN® technology;

●	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our technology;

●	the success of our efforts to manage cash spending, particularly prior to the commercialization of our B-TRAN® technology at scale;

●	trade protectionism, tariffs, and other barriers to trade that impact the availability or cost of the raw materials and components used in our products;

●	general economic conditions and events, including inflation, and the impact they may have on us and our potential partners and licensees;

●	our dependence on the global supply chain and the impacts of supply chain disruptions;

●	our ability to obtain adequate financing in the future, if and when we need it;

●	the impact of global health pandemic on our business, financial conduction and results of operations;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this report.

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

We are solely focused on the further development and commercialization of our Bidirectional bipolar junction TRANsistor (“B-TRAN®”) solid-state switch technology.

To date, operations have been funded primarily through the sale of common stock and pre-funded warrants and we have generated $3.7 million in grant revenue for bidirectional power switch development. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology.

We are in the process of commercializing our B-TRAN® technology and have launched our first two commercial products, the SymCool® Power Module and SymCool® IQ Intelligent Power Module. We generated $86,032 and $161,483, respectively, in commercial revenue in the years ended December 31, 2024 and 2023.

Product Launches

In early 2023, we launched our first commercial product, the SymCool® Power Module. This multi-die B-TRAN® module is designed to meet the very low conduction loss needs of the solid-state circuit breaker (“SSCB”) market. We commenced shipment of SymCool® Power Modules to fulfill customer orders in 2024.

In late 2023, we launched our second commercial product, the SymCool® IQ Intelligent Power Module (“IPM”). The SymCool® IQ IPM builds on the multi-die packaging design of our SymCool® Power Module and adds an integrated intelligent driver optimized for bidirectional operation. This product targets several markets including renewable energy, energy storage, electric vehicle (“EV”) charging and other industrial applications. We announced our first order for this product in late 2024.

Development Agreement

In 2022, we announced, and began the first phase of, a product development agreement with Stellantis, a top 10 global automaker, for a custom B-TRAN® power module for use in the automaker’s EV drivetrain inverters in its next generation EV platform. In the first phase of the program, we provided packaged B-TRAN® devices, test kits and technical data to Stellantis for their evaluation. In 2023, we secured, and began the second phase of, this program. In the second phase of the program, we collaborated with Stellantis and the program partners, including both the program’s packaging company and the organization building the initial drivetrain inverter, to supply B-TRAN® devices for integration into the custom power module and inverter designs. Also, as part of the second phase of the program, we provided Stellantis a comprehensive test plan for the testing required to achieve certification to automotive standards for B-TRAN®. The test plan was subsequently approved as submitted. In 2024, we successfully completed the second phase of the program. The next phase of the program builds on the completion of deliverables from the prior two program phases and transitions to Stellantis’ production team. We are currently finalizing the scope of work for the next phase of the program with Stellantis. This phase is expected to include the extensive testing of the custom B-TRAN® module to meet automotive certification standards enabling B-TRAN® to be the core of the powertrain inverter for the automaker’s next-generation EVs.

Customer Engagements

We have announced several engagements and/or initial orders with large companies, including a second top 10 global automaker, a third global automaker, a top 10 global provider of power conversion solutions to the solar industry, two global diverse power management market leaders, three tier 1 automotive suppliers, a global power conversion supplier and others. These companies intend to test and evaluate, or already in the process of resting and evaluating, our technology for use in their applications. These engagements could lead to future design wins or custom development agreements. We also announced agreements with three distribution partners. We may add other distribution partners in the future.

First Design Win

In late 2024, we announced our first design win for SSCBs with one of the largest circuit protection equipment manufacturers in Asia serving the industrial and utility markets. In connection with this design win, we entered into a joint development agreement for a SSCB product incorporating multiple B-TRAN® devices. The agreement includes the product design, prototype builds and testing of the SSCB, which is targeted for completion in the second quarter of 2025, to be followed by commercial sales later in the year. We expect to announce additional design wins and/or custom development agreements in 2025.

Public Offering

In March and April 2024, we issued and sold 1,666,668 shares of our common stock at a price of $7.50 per share and 633,332 pre-funded warrants to purchase shares of our common stock at a price of $7.499 per pre-funded warrant in an underwritten public offering (the “Public Offering”). The pre-funded warrants have an exercise price of $0.001 per share. The net proceeds to us from the Public Offering were $15.7 million. We intend to use the net proceeds from the Public Offering to fund further commercialization and development of our B-TRAN® technology and general corporate and working capital purposes.

Industry Background

A semiconductor material is a substance that is characterized for “conducting” electricity easily, while at the same time, working as an insulator to prevent the flow of electricity. By using semiconductors, it becomes possible to perform rectification for the unidirectional flow of electricity, amplification for increasing electrical signals, and switching to open and close the flow of electricity.

Power semiconductors possess a structure that is different from regular semiconductors, enabling them to handle high voltages and large currents without damage. Failures may occur due to a rise in temperature resulting from heat generated from handling large amounts of power. Therefore, methods have been developed to reduce the amount of power semiconductor loss, which is the cause of the heat generation, while also effectively releasing the generated heat to the outside.

These semiconductor devices are primarily used in power conversion such as in changing voltages and frequencies, as well as changing direct current (“DC”) to alternating current (“AC”) and AC to DC. They play an indispensable role in accurately driving motors from low to high speeds, controlling the voltage and flow of electricity in electric and hybrid electric vehicles, supplying power grids with power generated from solar cells or wind turbines with less power loss, and providing a stable source of electricity to various home appliances and electrical equipment. In recent years, there has been greater demand for energy-savings and power consumption reductions and growing demand for renewable energy and electric vehicles and, as a result, the need for power semiconductors that minimize power loss has been increasing.

Power semiconductors are solid-state devices that act as a switch without any mechanical movement. Solid-state devices are completely made from a solid material, typically silicon, and their flow of charges is confined within this solid material. The term solid-state is often used to show a difference from the earlier technologies of vacuum and gas-discharge tube devices and also to exclude conventional electromechanical devices such as relays, switches, hard drives and other devices with moving parts. Solid-state devices are typically smaller, lighter and faster acting than electromechanical devices.

The global power semiconductor market may be categorized by component, material, end-use and geography. Based on component, the market includes power metal-oxide semiconductor field-effect transistors (“MOSFETs”), thyristors, rectifiers, bipolar junction transistors, insulated gate bipolar transistors (“IGBTs”) and power diodes. With respect to material, the power semiconductor market is split several ways into silicon, silicon carbide and gallium nitride.

The end-use market is classified into automotive, industrial, renewable energy, telecommunication, consumer electronics, aerospace and defense, data centers and others. Among these, automotive electronics accounts for significant consumption of power semiconductors. The number of semiconductors in vehicles has surged in recent years with the rising adoption of electric vehicles and hybrid electric vehicles. Further, the advent of drive-by-wire or x-by-wire technologies has led to a rise in number of electric components in vehicles over mechanical vehicle parts. This rise helps reduce vehicle weight which is directly related to improved fuel efficiency and reduced vehicular emissions. The heavy consumption of power semiconductors across several end-use markets such as industrial, automotive and renewable energy is a key growth driver of the power semiconductor market.

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

Leading players in the global power semiconductor market include Infineon Technologies AG, Texas Instruments, ON Semiconductor, Fuji Electric Co. Ltd., ST Microelectronics N.V., Mitsubishi Electric Group, Semikron International GmbH, and Toshiba Corporation. While these companies are potential competitors, they are also potential licensees for our B-TRAN® technology as there is not, to our knowledge, a high-efficiency bidirectional design available in the market. See “—Competition.”

Our Technology

To further improve the performance of bidirectional technologies and products, we identified the need for a true bidirectional power switch and applied for and, in 2012, received a grant from the U.S. Department of Energy’s Advanced Research Projects Agency-Energy (“ARPA-E”) to develop a bidirectional solid-state power switch. At the outset, our efforts under the ARPA-E grant were focused on the development of, including the manufacturing process development for, a bidirectional insulated gate bipolar transistor (“BD-IGBT”). Although work on BD-IGBTs had previously been done by others in research labs, it was a technology that had not been commercialized.

A bidirectional circuit incorporates multiple IGBTs, which are power switches used in the process to convert power from one current form to another. IGBTs switch current in only one direction and require the use of a blocking diode to prevent current from flowing back through the device. To enable a product to perform bidirectional power conversion, for each IGBT and diode used in a circuit, a second IGBT and diode must also be utilized. These additional components add voltage drops that affect the electrical efficiency of end-use products and generate heat that must be dissipated. To eliminate the need to utilize four devices to create one bidirectional switch and to improve the performance of bidirectional switching, a true bidirectional switch is necessary. While we initially focused on the development of a BD-IGBT under the ARPA-E grant, we shifted our focus under the grant to the development of a new, highly efficient power switch called a bidirectional bipolar junction transistor, or B-TRAN®, that would allow product manufacturers to substitute one B-TRAN® for two pairs of IGBTs and diodes used in bidirectional circuits in their products and, more importantly, be a potential replacement for conventional power switches, such as IGBTs, in the broader power semiconductor market. The B-TRAN® leverages many of the same processing steps we had developed for the BD-IGBT while also providing certain key advantages including patentability, reduced component count and higher efficiency compared to a BD-IGBT.

Based on discrete B-TRAN® device and SymCool® power module testing, we believe that the B-TRAN® can significantly improve electrical efficiency in power converters and many other power conversion applications. Compared to conventional power switches, such as IGBTs, B-TRAN® can reduce power losses by 50% or more depending on the application. This higher efficiency will substantially reduce the heat generated by the operation of products utilizing this technology. As a result, products incorporating B-TRAN® have lower thermal management requirements. This in turn requires a significantly smaller surface area for heat dissipation which enables increased power density, or power per pound, and potentially smaller original equipment manufacturer, or OEM, products. In addition, B-TRAN®’s symmetric bidirectional operation reduces the number of components by 75% as compared to a conventional bidirectional switch utilizing IGBTs and diodes. This highly efficient and, we believe, unique symmetric operation should provide a strong competitive advantage in bidirectional applications which are growing at rapid rates due to the electrification of transportation, the shift to renewable energy coupled with energy storage and utility grid modernization.

We have qualified two high-volume production foundries that both successfully fabricated B-TRAN® wafers, validating the ability to make B-TRAN® semiconductor power switches using conventional silicon semiconductor fabrication equipment and processes. Test results measured B-TRAN® electrical losses at less than 50% that of conventional power switches such as silicon IGBTs.

As part of the B-TRAN® development and commercialization process and in partnership with our semiconductor fabrication partners, we continue with additional B-TRAN® wafer runs, incorporating the results of prior runs and subsequent testing into the B-TRAN® wafer fabrication. With the double-sided transistor behavior and low conduction losses validated and upgrades and improvements in the manufacturing process implemented, we began shipping packaged B-TRAN® devices to large companies in mid-2023. In early 2024, we commenced shipments of our SymCool® power module to fulfill customer orders.

The primary raw material used in the fabrication of B-TRAN® devices is silicon wafers. Silicon is abundant and the production of silicon wafers is a large, global business with most manufacturers in Europe and Asia.

Business Strategy and Target Markets

We utilize a strategic partnership model focused on leveraging the existing silicon processing infrastructure, allowing us to focus on the further development and commercialization of our B-TRAN® technology.

Target markets for current and future B-TRAN®-based products include, but are not limited to, solid-state circuit breakers, electric and hybrid electric vehicles, electric vehicle charging, renewable energy and energy storage system power converters, uninterruptible power supplies (“UPS”) for data centers, industrial motor drives, distribution and transmission switches and controls and other industrial and military markets. These markets typically utilize IGBTs for power switching in their applications. According to Mordor Intelligence, the power electronics market is forecasted to grow to $37.7 billion by 2028. We are initially targeting markets where B-TRAN® is an enabling technology, such as solid-state circuit breakers and contactors, and large and growing segments of the IGBT market, such as electric and hybrid electric vehicles, electric vehicle charging, renewable energy and energy storage. We believe that B-TRAN® provides a competitive advantage in several IGBT markets due to its higher efficiency and inherent bidirectionality, the growth in bidirectional applications such as electric vehicles and energy storage, and as it seems the IGBT has almost reached its technological limit. We began to commercialize our B-TRAN® technology in 2021 as we reached agreements with several potential customers and partners to participate in our B-TRAN® test and evaluation program. We delivered multiple packaged B-TRAN™ devices, a device driver, and a power test board housed in a safety enclosure to the large companies in our test and evaluation program in mid-2023. In late 2022, we entered into our first product development agreement and, in 2023, we launched our first two commercial products. In late 2024, we secured our first design win for SSCBs. See “Development Agreement”, “Product Launches” and “First Design Win” above.

Intellectual Property

We rely on a combination of patents, trade secrets, laws that protect intellectual property, confidentiality procedures and contractual restrictions with our employees and others to establish and protect our intellectual property rights. As of December 31, 2024, we had 49 U.S. and 43 foreign issued patents as well as 55 additional pending U.S. and international patent applications on our B-TRAN® technology. Our first B-TRAN® patent issued in 2015 and our patents generally have a 20-year life from the date of initial filing prior to expiration. We expect to continue to build our patent estate for our B-TRAN® technology and other technological developments that broaden the scope of our technology platform. In addition, we treat the proprietary dual-sided wafer fabrication process we developed to produce B-TRAN® wafers as a trade secret.

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

At December 31, 2024, the estimated present value of future payments under these licensing agreements was $1,157,375 with $150,000 due and payable in 2025. We are accruing interest for future payments related to these agreements.

Competition

We compete against well-established incumbent power semiconductor device suppliers, including companies that already operate at a large scale in the single-sided (unidirectional) power switch market with IGBTs and MOSFETs, including silicon carbide MOSFETs. Many of these suppliers are now selling modules that utilize multiple conventional power switches to form a bidirectional circuit. We continue to monitor the competitive landscape for offerings or potential offerings based on new technologies with inherent bidirectionality. Many, if not all of our competitors, have greater financial resources, more comprehensive product offerings, broader market presence, longer standing relationships with business partners, longer operating histories, greater manufacturing capabilities, stronger brand recognition, and greater marketing resources than we have. To date, we are not aware of any offerings or potential offerings based on a true high efficiency bidirectional design other than potential products based on our B-TRAN® technology.

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

Government Approval and Regulation

Government approval is not required for us to license our B-TRAN® technology or sell B-TRAN® devices or products. However, government support for semiconductors and certain of our target markets including electric and hybrid electric vehicles, electric vehicle charging infrastructure, renewable energy, grid storage and improved grid resiliency may impact the size and growth rate of semiconductors and these potential target markets. In recent years, there has been a trend in both the United States and abroad to support the adoption of electric vehicles and renewable energy due to increased concern regarding the effects of climate change. Under the Trump administration, government support for semiconductors and certain of our potential target markets may or may not continue or may continue at lower levels than seen with the prior administration. Government support for semiconductors and our potential target markets could have a material and positive impact on our business if our B-TRAN® technology is successfully commercialized, particularly in these markets. A lack of government support, on the other hand, may have a material and negative impact on our business if this lack of support results in slower adoption of products in our target markets, like electric vehicles, until such time that the cost and performance improve for these products enough that government support is unnecessary for mass adoption. Regardless of the administration in the U.S., the market for semiconductors and our target markets is global and we believe there continues to be strong macro-trends regarding the adoption of electric vehicles and associated charging systems, renewable energy, energy storage and electrification, including grid modernization.

Employees

As of February 28, 2025, we had 16 full-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

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

We have a limited operating history that makes it difficult to evaluate our business. Our focus is on the development and commercialization of our B-TRAN® technology. We cannot say with certainty when we will successfully commercialize our B-TRAN® technology, if ever, and thus we may not generate significant commercial revenue in the near future, or ever.

Since inception, we have sustained approximately $107.5 million in net losses and we had net losses for the years ended December 31, 2024 and 2023 of approximately $10.4 million and $10.0 million, respectively. We expect to incur losses and negative cash flows from operating activities at least until such time as we have commercialized our B-TRAN™ technology and developed a substantial and stable revenue base. We cannot assure you that we can develop a substantial and stable revenue base or achieve or sustain profitability in the future.

We have been funding operations primarily through the sale of common stock and pre-funded warrants. We currently generate limited commercial revenue, and, in order to fund our operations until we are profitable, we may need to raise additional funds and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms if and as needed, we may not be able to execute our business plan and generate sustainable revenue. This may seriously harm our business, financial condition and results of operations. In the event we are not able to continue operations, you will likely suffer a complete loss of your investment in our securities.

Product development and commercialization is an inherently uncertain process, and we may encounter unanticipated development and/or commercialization challenges and may not be able to meet our product design and/or commercialization milestones.

Prototype and product development and testing may be subject to unanticipated and significant delays, expenses and technical or other problems. We cannot guarantee that we will successfully achieve our milestones within our planned timeframe or ever. We have developed and tested discrete B-TRAN® devices and SymCool® power modules. We cannot predict whether future prototypes of, or actual, B-TRAN® products will achieve results consistent with our expectations, third-party simulations or the expectations of our potential customers and/or licensees. A prototype or product could cost significantly more than expected or the prototype or product design fabrication process could uncover problems that are not consistent with our expectations. Prototypes of B-TRAN® devices and new product introductions are a material part of our business plan, and if they are not proven to be successful, our business and prospects would be harmed. In addition, for both testing and commercialization purposes, the B-TRAN® needs to be packaged and paired with an efficient double-sided driver. Driver development is subject to similar risks as B-TRAN® prototype and product development including being subject to unanticipated and significant delays, expenses and technical or other problems.

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

While the fabrication of B-TRAN® wafers uses conventional equipment and process steps, there is heightened risk in the fabrication process due to the handling and processing of both sides of the wafer and achieving the required front to back alignment of the features. Two-sided wafer processing and handling is necessary as the B-TRAN®, unlike conventional power semiconductor devices, is a two-sided bidirectional device. In addition, the cost to manufacture a B-TRAN® will be impacted by the number of process steps, the processing time and the size of the wafer. B-TRAN® fabrication currently utilizes smaller 6-inch diameter wafers resulting in fewer die per wafer. As a result, the cost per die is higher than if larger diameter wafers were utilized. For example, if an 8-inch wafer was used it would have almost two and one half times the area and produce almost two and one half times as many die as a 6-inch wafer, resulting in a lower cost per die. If we, in partnership with our semiconductor fabrication partners, are unable to successfully and cost-effectively develop and implement new process steps necessary for bidirectional semiconductor device fabrication at scale or encounter unforeseen issues in transitioning to larger diameter wafers, our business, financial condition and results of operations would be materially and adversely affected.

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

We anticipate that our current and future designs will typically be integrated into systems by our current and potential customers. This may result in the need to customize our designs, generally the packaging and/or driver rather than the B-TRAN® die, for certain applications or customers. We will need to work with semiconductor partners and/or manufacturers early in their design cycles to ensure that our designs will meet the requirements of their systems. Manufacturers typically choose one or two vendors to provide the components for use in their systems. Selection as one of these vendors is called a design win. It is critical that we, or our licensees, achieve these design wins in order to obtain customers and generate sales and/or licensing revenue. We can provide no assurance that customer engagements whereby potential customers evaluate and test our products will result in a design win. Although we secured our first design win in late 2024, we also can provide no assurance that we will secure additional design wins in a timely manner or at all or that any such design wins will result in significant revenue growth for us.

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

Once a manufacturer chooses a component for use in a particular system, it is likely to retain that component for the life of that system. In addition, the sales cycle into certain of our target markets, such as the automotive market, is typically very long. Our future growth could experience material and prolonged adverse effects if we fail to achieve design wins or if the design wins do not result in substantial revenue for us within a reasonable timeframe.

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

Although we are initially employing a product sales strategy for products incorporating our B-TRAN® technology, we also expect to employ a licensing strategy for the production and potentially the sale of our B-TRAN® products in certain instances. However, we may not be able to secure license agreements with semiconductor fabrication partners or other strategic partners at all or on terms that are advantageous to us. Furthermore, the timing and volume of revenue earned from license agreements will be outside of our control. If the license agreements we may enter in the future do not prove to be advantageous to us, our business and results of operations will be adversely affected.

Future revenue may rely on the marketing and sales efforts of third parties whom we do not control.

The marketing and sale of our future products to end user customers may be conducted by us, distributors, sales representatives, future licensees of our technology or likely a combination thereof. Consequently, the commercial success of our products may depend, to a great extent, on the efforts of others. We may not be able to identify, maintain or establish appropriate relationships in the future. We can give no assurance that any such third parties will focus adequate resources on selling our products or will be successful in selling them. In addition, these third parties may require customization of our designs or other concessions that could reduce the potential profitability of these relationships. Failure to develop favorable licensing relationships in our target markets may adversely affect our commercialization schedule and, to the extent we enter into such relationships, the failure of our licensees to focus adequate resources on selling our products or be successful in selling them or to meet their monetary obligations to us may adversely affect our financial condition and results of operations. In 2024, we added three distribution partners. We can provide no assurance that these distributors will be successful in selling our products or that we will be able to secure additional distribution partners in the future.

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

Supply chain disruptions and barriers to trade, such as tariffs, could interrupt product manufacturing and global logistics and increase product costs.

We currently rely upon the facilities of our semiconductor fabricator and packaging partners in the United States and abroad to support our development and production as well as vendors throughout the United States and abroad to supply silicon wafers and other materials and processing and engineering capabilities and expertise. In recent years, there have been global industry-wide logistics challenges. While these logistics challenges have caused some disruption in our business, these disruptions were manageable and their impact on us was not significant. Future facility closures and/or disruptions may occur if additional pandemic breakouts or geopolitical events occur in areas where we rely on third parties. Also, if tariffs are imposed on raw materials and components utilized in our products, the costs of our products could increase and, as a result, our products could become less competitive. In that situation, we may need to identify other sources for these raw materials and components resulting in a temporary disruption to our business or reduce margins if we are unable to identify and engage alternative lower cost suppliers.

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

Changes in U.S. trade policies, the imposition of tariffs by the U.S. and retaliatory responses from other countries may significantly increase our costs of production and materially and adversely affect our business.

We import raw materials and components required to manufacture our products primarily from suppliers outside of the U.S., including Asia. While we are working to mitigate risk through alternate sourcing in disparate geographies, any imposition by the U.S. of new or increased tariffs applicable to these imported materials or components or other restrictive trade policies or import regulations could increase our manufacturing costs, limit our ability to procure raw materials or components, make our products less competitive, cause adverse financial impacts due to volatility in foreign exchange rates, increase inflationary pressures on raw materials and energy, and negatively impact our financial condition. New or increased tariffs could also negatively affect U.S. national or regional economies, which could affect demand for our products in the U.S. Further, in response to evolving U.S. trade policies and new and increased tariffs, foreign governments, including China, may respond by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and may consider other measures. Such trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our production costs further, cause disruptions or shortages in our supply chains, impede or slow the movement of our products across borders, negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our business, ability to successfully commercialize our products, and future sales and operating results.

Our ability to successfully commercialize our products and future operating results depend on the continued growth of our target markets and related technologies.

We are in the process of developing and commercializing products for use in our target markets, which include, among others, electric and hybrid electric vehicles, electric vehicle charging infrastructure, renewable energy, grid storage and improved grid resiliency. Governmental support for these markets and technologies may impact the size and growth rate of these markets and, as a result, our business. In recent years, the federal government and many states adopted regulations and established incentives to accelerate a transition to electric vehicles and promote the development and use of renewable energy in the United States. However, after the new U.S. administration took office in January 2025, the federal government has signaled that there could be less support for these markets and technologies at the federal level going forward and that priorities may be shifting to other areas. For example, in January 2025, the new U.S. administration took action to revoke the prior administration’s order that EVs make up half of all new cars sold in the U.S. by 2030, repealed certain tax credit programs for EV purchases and paused funding under the Inflation Reduction Act for a network of EV charging stations. While it is too early to determine how the new U.S. administration and its actions with respect to our target markets will impact the growth and scaling of those markets and related technologies, reduced government support could cause growth in these markets to slow or contract, which could have a material adverse effect on our prospects, business, future operating results and financial condition.

In addition, our ability to successfully develop and commercialize our products may be negatively impacted by any change in consumer interests or preferences that results in reduced demand for our products. For example, if electric or hybrid vehicle sales growth slows or contracts or certain car manufacturers determine to cease or reduce production of electric or hybrid models, we may have fewer opportunities to commercialize our products within these markets and the opportunities that continue to exist may become more competitive. If shifts in consumer interests or preferences or other factors result in slowed growth or contraction of any of our target markets, our efforts to commercialize our products in these markets may be unsuccessful or fall short of our current expectations and our business, prospects, future results of operations and financial condition may be materially and adversely affected.

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

We expect to fund a portion of our development efforts with funds received under government grants. However, we may not be awarded any such grants in the future, any such grant awards may be insufficient to fund a meaningful portion of our development spending and/or the timing of the receipt of any such award or awards may not coincide with the planned timing of our development efforts. Grants are subject to long procurement cycles, typically 6 to 12 months, and there may not be open grant solicitations for topics relevant to our B-TRAN® technology. Grant topics are typically identified 1 to 2 years prior to the opening of the grant solicitation and the windows to submit proposals are discrete time periods. Further, the award of grants is a subjective process and government agencies often do not provide detailed feedback on why a grant was not received.

A factor that could negatively impact our ability to obtain government grants is that our technology is in the early stages of commercialization. If, in the future, grant agencies determine that our technological readiness is not sufficiently advanced for a funded demonstration incorporating B-TRAN® or potential partners determine that our technological readiness is not sufficient to partner with us on grant proposals, we may be unable to obtain additional government grants. Overall, there is a high degree of uncertainty in obtaining grants and we can provide no assurance that we will be able to obtain additional government grants to offset a significant, or any, portion of our development spending. If we do not obtain additional grants or our efforts to obtain additional grants take longer than expected to be successful, we will need to rely on other means to fund our development.

We are highly dependent on the services of key members of our management and technical teams. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.

Our ability to implement our business plan depends, to a critical extent, on the continued efforts and services of key members of our management and technical teams. If we unexpectedly lose the services of any of these persons during this important time in the development and commercialization of our B-TRAN® technology, the loss may result in a delay in the implementation of our business plan and plan of operations. We can give no assurance that we could find satisfactory replacements for these individuals within a reasonable time or on terms that would not be unduly expensive or burdensome to us. We do not currently carry a key-man life insurance policy that would assist us in recouping our costs in the event of the death or disability of any of these persons.

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

We have net operating loss carryforwards due to prior period losses generated before January 1, 2025 which if not utilized will begin to expire in 2031 for net operating loss carryforwards prior to 2018 and which do not expire for net operating loss carryforwards for 2018 and thereafter. If we are unable to generate sufficient taxable income to utilize our net operating loss carryforwards, pre-2018 carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

We are authorized to issue 10,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by our Board of Directors (“Board”). Our Board is empowered, without stockholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could reduce the voting rights and powers of our common stock and the portion of our assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of our common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of the investors in our common stock. We cannot assure you that we will not, under certain circumstances, issue shares of our preferred stock. At December 31, 2024, we had no shares of preferred stock outstanding.

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

At December 31, 2024, we had 8,335,491 shares of common stock outstanding and 763,827 pre-funded warrants with an exercise price of $0.001 that are included in our computation of basic earnings per share. Shares beneficially owned by our affiliates, if any, and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act, various vesting agreements, our insider trading policy and/or any applicable 10b5-1 trading plan. Shares that are not beneficially owned by our affiliates and employees generally can be freely sold in the public market, potentially subject in some cases to restrictions under Rule 144.

At December 31, 2024, we had 1,297,369 potentially dilutive shares outstanding, exclusive of pre-funded warrants to purchase shares of common stock that are considered outstanding common shares and included in our computation of basic earnings per share, and we may grant additional options, restricted stock units, performance stock units, other stock-based awards and/or warrants in the future. The holders of vested options or warrants, including pre-funded warrants, may exercise their options and/or warrants and sell a large number of shares. Any sale of a substantial number of shares of our common stock may have a material adverse effect on the market price of our common stock.

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

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. As of December 31, 2024, no securities analyst published reports on us. If no research analysts initiate coverage on us in 2025, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, if one or more analysts initiate coverage on us but issues an adverse opinion regarding our stock, our stock price would likely decline.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C:	CYBERSECURITY

Our Board oversees our comprehensive cybersecurity program. Our cybersecurity program is managed by our Chief Financial Officer in collaboration with a specialized third-party service provider. Our Chief Financial Officer has over ten years’ experience managing information technology (“IT”), including cybersecurity, and is the designated Chief Information Officer under our Information Resources Policy. As of the date of this Annual Report on Form 10-K, we know of no cybersecurity incident that has or is likely to materially affect us, our business strategy, our results of operations, or our financial condition. We employ a robust, multi-layer approach to identify and mitigate cybersecurity risks, such as anti-virus and content filtering to protect against malware and inappropriate content, weekly patch management, network firewall monitoring to detect and prevent unauthorized access, off-site email back-ups to safeguard data integrity and availability, endpoint threat detection and threat hunting to identify and respond to potential threats, and multi-factor authentication and security hardening to reinforce system defenses. In December 2023, we conducted a thorough cybersecurity assessment with our third-party service provider. Based on their recommendations, we implemented several cybersecurity enhancements in 2024. To date and to our knowledge, no external entity has successfully breached our systems. If a breach were to be discovered, our Chief Financial Officer would promptly inform our Chief Executive Officer, who would then communicate the details to our Board.

In addition to our cybersecurity program, we have implemented operational improvements intended to streamline business processes, reduce certain risks, and fuel growth. Led by a Senior Engineer, our third-party service provider proactively assesses security, risk, and productivity to ensure optimal coverage and investment in the rapidly changing IT industry. Our IT partner’s responsible IT architecture program aims to:

●	Create a network of defense against hacks
●	Protect against outages, disasters, and data loss
●	Continuously patch, monitor, and remediate vulnerabilities
●	Meet and align with cyber risk insurance requirements
●	Implement proper authentication and access protocols
●	Secure all endpoints
●	Install content filtering and quarantine tools
●	Calibrate backups to match usage and data needs

This program also helps to identify system gaps and provides solutions to align us with best practices and security measures against any cybersecurity threats.

ITEM 2:	PROPERTIES

Our principal office is located at 5508 Highway 290 West, Suite 120, Austin, Texas 78735. We lease 5,775 square feet of office and laboratory space. The lease, as amended, commenced on July 1, 2024 and, as of December 31, 2024, the remaining term of the lease is 56 months.

ITEM 3:	LEGAL PROCEEDINGS

We may be subject to litigation from time to time in the ordinary course of business. We are not currently party to any legal proceedings.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “IPWR.” As of March 26, 2025, we had 22 shareholders of record.

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

Overview

Ideal Power is located in Austin, Texas. We are solely focused on the further development and commercialization of our B-TRAN® solid-state switch technology.

To date, operations have been funded primarily through the sale of common stock and pre-funded warrants.

From inception, we have generated $3.7 million in grant revenue for bidirectional power switch development. Grant revenue was $0 and $37,388, respectively, in the years ended December 31, 2024 and 2023. We may pursue additional research and development grants, if and when available, to further develop and/or improve our technology.

We are in the process of commercializing our B-TRAN® technology and have launched our first two commercial products, the SymCool® Power Module and SymCool® IQ Intelligent Power Module. We generated $86,032 and $161,483, respectively, in commercial revenue in the years ended December 31, 2024 and 2023.

Product Launches

In early 2023, we launched our first commercial product, the SymCool® Power Module. This multi-die B-TRAN® module is designed to meet the very low conduction loss needs of the solid-state circuit breaker market. We commenced shipment of SymCool® Power Modules to fulfill customer orders in early 2024.

In late 2023, we launched our second commercial product, the SymCool® IQ Intelligent Power Module. The SymCool® IQ IPM builds on the bidirectional B-TRAN® multi-die packaging design of our SymCool® Power Module and adds an integrated intelligent driver optimized for bidirectional operation. This product targets several markets including renewable energy, energy storage, EV charging and other industrial applications. We announced our first order for this product in late 2024.

Development Agreement

In late 2022, we announced, and began the first phase of, a product development agreement with Stellantis, a top 10 global automaker, for a custom B-TRAN® power module for use in the automaker’s EV drivetrain inverters in its next generation EV platform. In the first phase of the program, we provided packaged B-TRAN® devices, test kits and technical data to Stellantis for their evaluation. In 2023, we secured, and began the second phase of, this program. In the second phase of the program, we collaborated with Stellantis and the program partners, including both the program’s packaging company and the organization building the initial drivetrain inverter, to supply B-TRAN® devices for integration into the custom power module and inverter designs. Also, as part of the second phase of the program, we provided Stellantis a comprehensive test plan for the testing required to achieve certification to automotive standards for B-TRAN®. The test plan was subsequently approved as submitted. In 2024, we successfully completed the second phase of the program. The next phase of the program is expected to build on the prior phases and transition to Stellantis’ production team. We are currently finalizing the scope of work for the next phase of the program with Stellantis. This phase is expected to include the extensive testing of the custom B-TRAN® module to meet automotive certification standards enabling B-TRAN® to be the core of the powertrain inverter for the automaker’s next-generation EVs.

Customer Engagements

We announced several engagements and/or initial orders with large companies, including a second top 10 global automaker, a third global automaker, a top 10 global provider of power conversion solutions to the solar industry, two global diverse power management market leaders, three tier 1 automotive suppliers, a global power conversion supplier and others. These companies intend to test and evaluate the B-TRAN® for use in their applications and these engagements could lead to future design wins or custom development agreements. We also announced agreements with three distribution partners. We may add other distribution partners in the future.

First Design Win

In late 2024, we announced our first design win for solid-state circuit breakers (SSCBs) with one of the largest circuit protection equipment manufactures in Asia serving the industrial and utility markets. In connection with this design win, we entered into a joint development agreement for a SSCB product incorporating multiple B-TRAN® devices. The agreement includes the product design, prototype builds and testing of the SSCB which is targeted for completion in the second quarter of 2025 to be followed by commercial sales later in the years. We expect to announce additional design wins and/or custom development agreements in 2025.

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

Public Offering

In March and April 2024, we issued and sold 1,666,668 shares of our common stock at a price of $7.50 per share and 633,332 pre-funded warrants to purchase shares of our common stock at a price of $7.499 per pre-funded warrant in an underwritten public offering. The pre-funded warrants have an exercise price of $0.001 per share. The net proceeds to us from the public offering were $15.7 million. We intend to use the net proceeds from the public offering to fund further commercialization and development of our B-TRAN® technology and general corporate and working capital purposes.

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

We did not grant any stock option or performance stock unit awards in the year ended December 31, 2024.

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

Impairment of Long-Lived Assets. The long-lived assets, consisting of property and equipment and intangible assets, held and used by us are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. We determined that there was a $77,444 impairment in the value of long-lived assets during the year ended December 31, 2024, and no impairment in the value of long-lived assets during the year ended December 31, 2023.

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

We have concluded that it is more likely than not that we will not have sufficient foreseeable taxable income within the carryforward period as applicable and permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2024 and 2023.

Results of Operations

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

Commercial Revenue. Commercial revenue was $86,032 in the year ended December 31, 2024 compared to $161,483 in the year ended December 31, 2023. In the year ended December 31, 2024, our commercial revenue related to development agreements and product sales. In the year ended December 31, 2023, our commercial revenue consisted of development revenue including the sale of packaged B-TRAN® devices. We expect to recognize modest commercial revenue from both product sales and development agreements in 2025 with product sales increasing in the second half of the year.

Grant Revenue. We did not recognize any grant revenue in the year ended December 31, 2024. Grant revenue was $37,388 in the year ended December 31, 2023 as we completed our $1.2 million subcontract with Diversified Technologies, Inc. (“DTI”) to supply B-TRAN® devices as part of a contract awarded to DTI by the United States Naval Sea Systems Command for the development and demonstration of a B-TRAN® enabled high efficiency direct current solid-state circuit breaker. Although our primary focus is the commercialization of our B-TRAN® technology and initial products, we are pursuing additional government funding opportunities that may result in additional grant revenue in the future.

Cost of Commercial Revenue. Cost of commercial revenue was $93,409 and $123,225 for the years ended December 31, 2024 and 2023, respectively.

Cost of Grant Revenue. We did not recognize any cost of grant revenue in the year ended December 31, 2024. Cost of grant revenue was $37,388 for the year ended December 31, 2023. The cost of grant revenue in 2023 was equal to the associated grant revenue resulting in no gross profit. We expect no gross profit from other grants that we are pursuing, or may pursue, in 2025.

Gross Profit (Loss). Our gross loss was $7,377 for the year ended December 31, 2024 due to the higher costs associated with initial low volume production. Gross profit was $38,258 in the year ended December 31, 2023 as commercial revenue from our development agreement with Stellantis exceeded the associated program costs. We do not expect to recognize a gross profit from commercial revenue in 2025 due to the higher costs associated with initial low volume production.

Research and Development Expenses.  Research and development expenses increased by $464,007, or 8%, to $6,207,218 in the year ended December 31, 2024 from $5,743,211 in the year ended December 31, 2023. The increase was due to higher personnel costs of $623,688, engineering services, primarily packaging costs, of $123,760, search and placement fees and expenses of $110,754 and other B-TRAN® spending of $105,497, partly offset by lower stock-based compensation expense of $499,692. We expect higher research and development expenses in 2025 as we further develop our B-TRAN® technology and related drive circuitry.

General and Administrative Expenses. General and administrative expenses increased by $75,153, or 2%, to $3,608,536 in the year ended December 31, 2024 from $3,533,383 in the year ended December 31, 2023. We expect slightly higher general and administrative expenses, exclusive of stock-based compensation, in 2025.

Sales and Marketing Expenses. Sales and marketing expenses increased by $134,292, or 12%, to $1,248,044 in the year ended December 31, 2024 from $1,113,752 in the year ended December 31, 2023. The increase was due primarily to higher personnel costs of $220,998 and other costs of $23,287, partly offset by lower stock-based compensation expense of $63,557 and professional fees of $46,436. We expect higher sales and marketing expenses in 2025 as we expand our engagement with prospective customers, continue to build our sales pipeline and further commercialize our B-TRAN® technology and related products.

Loss from Operations. Our loss from operations for the year ended December 31, 2024 was $11,071,175 or 7% higher than the $10,352,088 loss from operations for the year ended December 31, 2023, driven by the factors discussed above.

Interest Income, Net. Interest income, net increased by $255,294 to $653,362 for the year ended December 31, 2024 from $398,068 for the year ended December 31, 2023 due primarily to a higher average balance on our money market account in 2024 as a result of our public offering.

Net Loss. Our net loss increased by $463,793 or 5%, to $10,417,813 for the year ended December 31, 2024 from a net loss of $9,954,020 for the year ended December 31, 2023 for the reasons discussed above.

Liquidity and Capital Resources

In 2024, we generated commercial revenue of $86,032. In 2025, we expect growth in commercial revenue from product sales and product development agreements. While we do not have any active government programs, we are pursuing government funding opportunities that may result in additional grant revenue in the future. We have incurred losses since our inception. We have funded our operations to date primarily through the sale of common stock and common stock equivalents.

As of December 31, 2024 and 2023, we had cash and cash equivalents of $15,842,850 and $8,474,835, respectively. Our net working capital and long-term debt at December 31, 2024 were $15,735,796 and $0, respectively.

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

Operating activities in the year ended December 31, 2024 resulted in cash outflows of $8,742,580, which were due to the net loss for the period of $10,417,813, unfavorable balance sheet timing of $399,667 and a non-cash gain on lease termination of $15,319, partly offset by other non-cash items including stock-based compensation of $1,596,254, depreciation and amortization of $341,045, the write-off of long-lived assets of $77,444 and amortization of right of use asset of $75,476.

Operating activities in the year ended December 31, 2023 resulted in cash outflows of $7,131,578, which were due to the net loss for the period of $9,954,020, partly offset by other non-cash items including stock-based compensation of $2,321,380, depreciation and amortization of $271,746, amortization of right of use asset of $62,150 and favorable balance sheet timing of $167,116.

We expect an increase in cash outflows from operating activities in 2025 as we further commercialize our B-TRAN™ technology.

Investing activities in the years ended December 31, 2024 and 2023 resulted in cash outflows of $506,428 and $522,946, respectively. For the year ended December 31, 2024, cash outflows for the acquisition of intangible assets were $309,162 and capital expenditures were $197,266. For the year ended December 31, 2023, cash outflows for the acquisition of intangible assets were $282,121 and capital expenditures were $240,825. Our capital expenditures in both years were primarily for lab testing equipment.

Financing activities in the year ended December 31, 2024 resulted in a net cash inflow of $16,617,023 due to net proceeds from our public offering of $15,724,818 and proceeds from warrant and stock option exercises of $1,120,513, slightly offset by $228,308 for the payment of withholding taxes on the vesting of restricted stock units. Financing activities in the year ended December 31, 2023 resulted in a cash outflow of $216,264 for the payment of withholding taxes on the vesting of restricted stock units.

Public Offering

In March and April 2024, we issued and sold 1,666,668 shares of our common stock at a price of $7.50 per share and 633,332 pre-funded warrants to purchase shares of our common stock at a price of $7.499 per pre-funded warrant in an underwritten public offering. The pre-funded warrants have an exercise price of $0.001 per share. The net proceeds to us from the public offering were $15.7 million. We intend to use the net proceeds from the public offering to fund further commercialization and development of our B-TRAN™ technology and general corporate and working capital purposes.

Contractual Obligations and Commitments

Lease

In March 2021, we entered into a lease agreement (the “Original Lease”) for 4,070 square feet of office and laboratory space located in Austin, Texas (the “Original Suite”). The commencement of the lease occurred on June 1, 2021 and the initial term of the lease was 63 months. The actual base rent in the first year of the lease was $56,471 and was net of $18,824 in abated rent over the first three months of the lease term. The annual base rent in the second year of the lease was $77,330 and increased by $2,035 in each succeeding year of the lease. In addition, we were required to pay our proportionate share of operating costs for the building under this triple net lease.

In April 2024, we entered into a first amendment and relocation agreement (the “Amended Lease”) with our landlord. Under the Amended Lease, we relocated to another, larger suite in the same office building. The Amended Lease is for 5,775 square feet of office and laboratory space (the “New Suite”) and, upon occupancy, replaced the 4,070 square feet of office and laboratory space previously leased by us. The term of the Amended Lease expires sixty-two (62) months from July 1, 2024, the commencement date. The annual base rent for the first year of the Amended Lease is $118,388 and the annual base rent increases approximately 2.75% each year during the lease term. We are required to pay our proportionate share of operating costs for the building under this triple net lease.

In accordance with ASC 842, we accounted for the modification of the lease contract as a separate lease contract. The lease for the Original Suite terminated on June 30, 2024 and we recorded a gain on the termination of the lease for the Original Suite of $15,319 in general and administrative expenses. We recognized a right of use asset of $524,025 and a corresponding lease liability for the Amended Lease on the commencement date. For purposes of calculating the right of use asset and lease liability, we estimated our incremental borrowing rate at 8.5% per annum.

Future minimum payments under the Amended Lease are as follows:

For the Year Ended December 31,
2025	$120,004
2026	123,297
2027	126,703
2028	130,197
2029	88,579
Total lease payments	588,780
Less: imputed interest	(102,764)
Total lease liability	486,016
Less: current portion of lease liability	(82,681)
Long-term lease liability	$403,335

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

At December 31, 2024, the estimated present value of future payments under these licensing agreements was $1,157,375 with $150,000 due and payable in 2025. We are accruing interest for future payments related to these agreements.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ideal Power Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ideal Power Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Carrying Value of Intangible Assets

As described in Note 2 to the financial statements, the Company’s intangible asset, net balance was $2.6 million as of December 31, 2024. The Company capitalizes third-party legal costs and filing fees, if any, associated with obtaining patents or other intangible assets. Once the patent asset has been placed in service, the Company amortizes these costs over the shorter of the asset’s legal or estimated economic life using the straight-line method. The Company also evaluates for potential impairment of long-lived assets, including intangible assets composed of patents, no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

San Jose, California

March 28, 2025

IDEAL POWER INC.

Balance Sheets

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$15,842,850	$8,474,835
Accounts receivable, net	692	70,000
Inventory	96,406	81,450
Prepayments and other current assets	356,658	482,890
Total current assets	16,296,606	9,109,175

Property and equipment, net	415,232	359,225
Intangible assets, net	2,611,998	2,580,066
Right of use asset	483,497	186,570
Other assets	19,351	13,034
Total assets	$19,826,684	$12,248,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,117	$405,098
Accrued expenses	374,012	455,112
Current portion of lease liability	82,681	70,683
Total current liabilities	560,810	930,893

Long-term lease liability	403,335	132,304
Other long-term liabilities	1,007,375	1,125,173
Total liabilities	1,971,520	2,188,370

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,336,812 shares issued and 8,335,491 shares outstanding at December 31, 2024 and 5,998,018 shares issued and 5,996,697 shares outstanding at December 31, 2023	8,337	5,998
Additional paid-in capital	125,327,300	107,116,362
Treasury stock, at cost; 1,321 shares at December 31, 2024 and 2023, respectively	(13,210)	(13,210)
Accumulated deficit	(107,467,263)	(97,049,450)
Total stockholders’ equity	17,855,164	10,059,700
Total liabilities and stockholders’ equity	$19,826,684	$12,248,070

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statements of Operations

	For the Year Ended
	December 31,
	2024	2023
Commercial revenue	$86,032	$161,483
Grant revenue	—	37,388
Total revenue	86,032	198,871

Cost of commercial revenue	93,409	123,225
Cost of grant revenue	—	37,388
Total cost of revenue	93,409	160,613

Gross profit (loss)	(7,377)	38,258

Operating expenses:
Research and development	6,207,218	5,743,211
General and administrative	3,608,536	3,533,383
Sales and marketing	1,248,044	1,113,752
Total operating expenses	11,063,798	10,390,346

Loss from operations	(11,071,175)	(10,352,088)

Interest income, net	653,362	398,068

Net loss	$(10,417,813)	$(9,954,020)

Net loss per share – basic and diluted	$(1.28)	$(1.61)

Weighted average number of shares outstanding – basic and diluted	8,165,485	6,190,746

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statement of Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2022	5,926,001	$5,926	$105,011,318	1,321	$(13,210)	$(87,095,430)	$17,908,604
Vesting of restricted stock units	72,017	72	(216,336)	—	—	—	(216,264)
Stock-based compensation	—	—	2,321,380	—	—	—	2,321,380
Net loss for the year ended December 31, 2023	—	—	—	—	—	(9,954,020)	(9,954,020)
Balances at December 31, 2023	5,998,018	5,998	107,116,362	1,321	(13,210)	(97,049,450)	10,059,700
Issuance of common stock and pre-funded warrants	1,666,668	1,667	15,723,151	—	—	—	15,724,818
Exercise of options and warrants	575,829	576	1,119,938	—	—	—	1,120,514
Vesting of restricted stock units	96,297	96	(228,405)	—	—	—	(228,309)
Stock-based compensation	—	—	1,596,254	—	—	—	1,596,254
Net loss for the year ended December 31, 2024	—	—	—	—	—	(10,417,813)	(10,417,813)
Balances at December 31, 2024	8,336,812	$8,337	$125,327,300	1,321	$(13,210)	$(107,467,263)	$17,855,164

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,417,813)	$(9,954,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	341,045	271,746
Amortization of right of use asset	75,476	62,150
Write-off of capitalized patents	62,073	—
Write-off of property and equipment	15,371	—
Gain on lease termination	(15,319)	—
Stock-based compensation	1,596,254	2,321,380
Decrease (increase) in operating assets:
Accounts receivable	69,308	(4,064)
Inventory	(14,956)	(81,450)
Prepaid expenses and other assets	119,915	6,630
Increase (decrease) in operating liabilities:
Accounts payable	(300,981)	274,595
Accrued expenses and other liabilities	(198,898)	36,052
Lease liability	(74,055)	(64,597)
Net cash used in operating activities	(8,742,580)	(7,131,578)

Cash flows from investing activities:
Purchase of property and equipment	(197,266)	(240,825)
Acquisition of intangible assets	(309,162)	(282,121)
Net cash used in investing activities	(506,428)	(522,946)

Cash flows from financing activities:
Net proceeds from issuance of common stock and pre-funded warrants	15,724,818	—
Exercise of options and warrants	1,120,514	—
Payment of taxes upon vesting of restricted stock units	(228,309)	(216,264)
Net cash provided by (used in) financing activities	16,617,023	(216,264)

Net increase (decrease) in cash and cash equivalents	7,368,015	(7,870,788)
Cash and cash equivalents at beginning of year	8,474,835	16,345,623
Cash and cash equivalents at end of year	$15,842,850	$8,474,835

The accompanying notes are an integral part of these financial statements.

Ideal Power Inc.

Notes to Financial Statements

Note 1 — Organization and Description of Business

Ideal Power Inc. (the “Company”) was incorporated in Texas in May 2007 under the name Ideal Power Converters, Inc. The Company changed its name to Ideal Power Inc. and re-incorporated in Delaware on July 2013. With headquarters in Austin, Texas, the Company is focused on the further development and commercialization of its Bidirectional bipolar junction TRANsistor (B-TRAN®) solid-state switch technology.

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

Trade accounts receivable at December 31, 2024 relate to product sales. At December 31, 2024, the provision for credit losses was $0.

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

Leasehold improvements	Shorter of lease term or useful life (in years)
Machinery and equipment and furniture and fixtures	5
Software and IT equipment	3

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

Impairment of Long-Lived Assets

The long-lived assets, consisting of property and equipment and intangible assets, held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was an impairment in the value of long-lived assets in the amount of $77,444 during the year ended December 31, 2024. There were no impairments in the value of long-lived assets during the year ended December 31, 2023.

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

Commercial revenue relates to either the development agreements with customers or product sales. Commercial revenue under development agreements is generally recognized upon the completion of contractual deliverables. Commercial revenue from product sales is generally recognized upon shipment of products. Grant revenue relates to government contracts. Government contracts are agreements that generally provide the Company with cost reimbursement for certain types of development activities over a contractually defined period. Grant revenue is recognized in the period during which the Company incurs the related costs, provided that the Company has incurred the cost in accordance with the specifications and work plans determined between the Company and the government entity.

For the year ended December 31, 2024, the Company recognized $86,032 in commercial revenue and no grant revenue. For the year ended December 31, 2023, the Company recognized $161,483 of commercial revenue and $37,388 of grant revenue.

Research and Development

Research and development costs are presented as a line item under operating expenses and are expensed as incurred. Research and development costs include costs to further develop the Company’s B-TRAN® technology and related products and include, but are not limited to, the cost of engineering personnel, wafer fabrication, contract labor, driver design and fabrication, device packaging, product development, testing and other engineering services, stock-based compensation for engineering personnel, consulting and materials and supplies.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. At December 31, 2024 and 2023, the Company established a full reserve against all the net deferred tax assets.

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

At December 31, 2024 and 2023, potentially dilutive shares outstanding amounted to 1,297,369 and 1,597,898 shares, respectively, and exclude pre-funded warrants to purchase shares of common stock.

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a company-wide basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. The Company has concluded that net income (loss) is the measure of segment profitability. The CODM assesses performance for the Company, monitors budget versus actual results, and determines how to allocate resources based on net income (loss) as reported in the statements of operations. There are no other expense categories regularly provided to the CODM that are not already included in the financial statements herein.

During the years ended December 31, 2024 and 2023, the Company did not generate material international revenues and as of December 31, 2024 and 2023, the Company did not have material assets located outside of the United States.

Stock Based Compensation

The Company applies FASB ASC 718, “Stock Compensation,” when recording stock-based compensation. Grants to non-employees are also accounted for under ASC 718. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of each performance stock unit award is estimated on the date of grant using a Monte Carlo simulation. The fair value of each restricted stock unit award is the closing pricing of the Company’s stock on the date of grant.

The Company issues common stock upon exercise of equity awards and warrants and upon the vesting of performance stock units and restricted stock units.

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

Note 3 — Prepayments and Other Current Assets

Prepayments and other current assets consisted of the following:

	December 31,
	2024	2023
Prepaid insurance	$165,590	$204,572
Prepaid software	103,256	64,082
Prepaid semiconductor fabrication costs	10,000	88,150
Prepaid inventory	—	58,200
Other	77,812	67,886
	$356,658	$482,890

Note 4 — Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2024	2023
Machinery and equipment	$494,683	$392,395
Software and IT equipment	142,474	150,745
Furniture and fixtures	66,807	24,848
Building leasehold improvements	18,984	10,245
	722,948	578,233
Accumulated depreciation and amortization	(307,716)	(219,008)
	$415,232	$359,225

Depreciation expense amounted to $125,888 and $81,703 for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the Company wrote off $52,551 in property and equipment and related accumulated depreciation of $37,180 for a net write-off of $15,371 of which $10,293 is included in research and development expenses and $5,078 is included in general and administrative expenses in the accompanying statement of operations. During the year ended December 31, 2023, the Company wrote off $5,061 in fully depreciated property and equipment.

Note 5 — Intangible Assets

Intangible assets, net consisted of the following:

	December 31,
	2024	2023
Patents	$1,770,374	$1,530,257
Trademarks	22,767	15,794
Other intangible assets	1,843,036	1,843,036
	3,636,177	3,389,087
Accumulated amortization - patents	(349,279)	(272,872)
Accumulated amortization – other intangible assets	(674,900)	(536,149)
	$2,611,998	$2,580,066

At December 31, 2024 and 2023, the Company had capitalized $541,081 and $460,890, respectively, for costs related to patents that have not been awarded. Costs related to patents that have not been awarded are not amortized until patent issuance. For the year ended December 31, 2024, the Company wrote-off a capitalized patent of $62,073 included in general and administrative expenses in the accompanying statement of operations.

At December 31, 2024 and 2023, the Company had capitalized $22,767 and $15,794, respectively, for costs related to trademarks. Costs related to indefinite life trademarks are not amortized but are subject to evaluation for potential impairment.

Amortization expense amounted to $215,157 and $190,043 for the years ended December 31, 2024 and 2023, respectively. Amortization expense for the succeeding five years and thereafter is $218,053 (2025‑2029) and $957,885 (thereafter).

Note 6 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2024	2023
Accrued compensation	$118,443	$185,494
Accrued licensing fees	100,000	100,000
Accrued professional fees	80,410	79,156
Accrued Board fees	62,500	62,500
Other	12,659	27,962
	$374,012	$455,112

Note 7 — Lease

In March 2021, the Company entered into a lease agreement (the “Original Lease”) for 4,070 square feet of office and laboratory space located in Austin, Texas (the “Original Suite”). The commencement of the lease occurred on June 1, 2021 and the initial term of the lease was 63 months. The actual base rent in the first year of the lease was $56,471 and was net of $18,824 in abated rent over the first three months of the lease term. The annual base rent in the second year of the lease was $77,330 and increased by $2,035 in each succeeding year of the lease. In addition, the Company was required to pay its proportionate share of operating costs for the building under this triple net lease.

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

Future minimum payments under the Amended Lease are as follows:

For the Year Ended December 31,
2025	$120,004
2026	123,297
2027	126,703
2028	130,197
2029	88,579
Total lease payments	588,780
Less: imputed interest	(102,764)
Total lease liability	486,016
Less: current portion of lease liability	(82,681)
Long-term lease liability	$403,335

For the year ended December 31, 2024, operating cash outflows for lease payments totaled $99,046 and the operating lease cost, recognized on a straight-line basis, totaled $100,466. For the year ended December 31, 2023, operating cash outflows for lease payments totaled $78,517 and the operating lease cost, recognized on a straight-line basis, totaled $76,070. At December 31, 2024, the remaining lease term was 56 months.

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

At December 31, 2024, the estimated present value of future payments under these licensing agreements was $1,157,375 with $150,000 due and payable in 2025. The Company is accruing interest for future payments related to these agreements.

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

Note 10 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was last amended in June 2023. The plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”). At December 31, 2024, there were 256,267 shares of common stock available for issuance under the Plan.

During the year ended December 31, 2024, the Company granted 38,710 restricted stock units to Board members, 125,000 restricted stock units to executives and 128,922 restricted stock units to employees under the Plan. The estimated fair value of these equity grants was $2,072,676, of which $541,957 was recognized in the respective department expenses in the accompanying statement of operations for the year ended December 31, 2024.

During the year ended December 31, 2023, the Company granted 12,000 stock options to employees, 27,550 restricted stock units to Board members and 60,200 restricted stock units to employees under the Plan. During the year ended December 31, 2023, the Company granted no awards to executives under the Plan. The estimated fair value of these equity grants, calculated using the Black-Scholes option valuation model for the stock options, was $915,789, of which $363,563 was recognized in the respective department expenses in the accompanying statement of operations for the year ended December 31, 2023.

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

The assumptions used in the Black-Scholes model for the year ended December 31, 2023 are as follows:

Average risk-free interest rate	4.13%
Expected dividend yield	—%
Expected life (in years)	6.00
Expected volatility	90%

No stock options were granted in the year ended December 31, 2024.

A summary of the Company’s stock option activity and related information is as follows:

	2024			2023
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Stock	Exercise	Life	Stock	Exercise	Life
	Options	Price	(in years)	Options	Price	(in years)
Outstanding at January 1	525,948	$7.69	5.7	513,948	$7.59	6.6
Granted	—	$—		12,000	$11.96
Exercised	(8,334)	$10.41		—	$—
Forfeited / Expired	(8,200)	$12.95		—	$—
Outstanding at December 31	509,414	$7.56	4.6	525,948	$7.69	5.7
Exercisable at December 31	497,414	$7.44	4.5	475,287	$7.18	5.4

The following table sets forth additional information about stock options outstanding at December 31, 2024:

				Weighted
				Average	Weighted
				Remaining	Average
			Options	Life	Exercise	Options
Range of Exercise Prices			Outstanding	(in years)	Price	Exercisable
$1.99	–	$2.85	181,557	3.2	$2.52	181,557
$4.25	–	$9.31	176,736	5.5	$7.33	176,736
$10.41	–	$17.25	146,968	5.2	$12.96	134,968
$31.50	–	$79.40	4,153	1.7	$47.08	4,153
			509,414			497,414

Stock options granted under the Plan have ten-year terms and generally vest annually over a three-year vesting period except for option grants to independent directors that generally vest quarterly over a one-year vesting period.

The estimated aggregate pretax intrinsic value (the difference between the Company’s stock price on the last day of the year ended December 31, 2024 and the exercise prices, multiplied by the number of in-the-money options) is $1.0 million for both outstanding and vested options. This amount changes based on the fair value of the Company’s stock.

A summary of the Company’s restricted stock unit (“RSU”) and performance stock unit (“PSU”) activity is as follows:

	2024		2023
	RSUs	PSUs	RSUs	PSUs
Outstanding at January 1	171,530	114,000	183,666	114,000
Granted	292,632	—	87,750	—
Vested	(130,447)	—	(99,886)	—
Forfeited	(2,000)	—	—	—
Outstanding at December 31	331,715	114,000	171,530	114,000

In the year ended December 31, 2024, 130,447 restricted stock units vested of which 34,150 restricted stock units were forfeited to cover employee and executive payroll tax withholding obligations. In the year ended December 31, 2023, 99,886 restricted stock units vested of which 27,869 restricted stock units were forfeited to cover employee and executive payroll tax withholding obligations. The payment of the taxes on the vesting of the restricted stock units is shown as a financing activity on the accompanying statement of cash flow.

As of December 31, 2024, there was $2,282,686 of unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.1 years.

Note 11 — Warrants

During the year ended December 31, 2024, the Company issued 633,332 pre-funded warrants with an exercise price of $0.001 and no expiration date. See Note 9.

During the year ended December 31, 2024, warrant holders exercised 444,180 warrants with a weighted average exercise price of $2.33 and 123,333 pre-funded warrants with an exercise price of $0.001.

At December 31, 2024, there were 342,240 warrants outstanding at an exercise price of $8.90 and 763,827 pre-funded warrants outstanding at an exercise price of $0.001. At December 31, 2023, there were 786,420 warrants outstanding at a weighted average exercise price of $5.19 and 253,828 pre-funded warrants outstanding at an exercise price of $0.001.

All warrants were exercisable at December 31, 2024 although warrants may generally be exercised only to the extent that the total number of shares of common stock then beneficially owned by these shareholders does not exceed 4.99% (or, at the investor’s election, 9.99%) of the outstanding shares of the Company’s stock.

The remaining life, excluding the 763,827 pre-funded warrants with no expiration date, of the outstanding warrants is 0.6years.

The estimated aggregate pre-tax intrinsic value (the difference between the Company’s stock price on the last day of the year ended December 31, 2024 and the exercise prices, multiplied by the number of in-the-money warrants) is $5.8 million.

Note 12 — Income Taxes

Income taxes are disproportionate to income due to net operating loss carryforwards, which are fully reserved. As of December 31, 2024, the Company has federal net operating loss carryforwards of approximately $76 million. The federal net operating loss carryforward for years prior to 2018 expire from 2031 through 2038. Federal net operating loss carryforwards for year 2018 and thereafter do not expire.

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

Management has concluded that it is more likely than not that the Company will not have sufficient foreseeable taxable income within the carryforward period as applicable and permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2024 and 2023.

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Current deferred income tax assets:
Accrued compensation and other	$8,000	$31,000
Less: valuation allowance	(8,000)	(31,000)
	$—	$—
Non-current deferred income tax assets and (liabilities):
Net operating loss	$16,049,000	$14,686,000
Research and development credit	18,000	18,000
Research and experimental costs	2,018,000	1,207,000
Warrants issued for services	—	45,000
Depreciation and amortization	6,000	227,000
Exercise of options and warrants	(49,000)	(36,000)
Stock based compensation	1,968,000	1,718,000
Intangibles and other	(561,000)	(787,000)
Less: valuation allowance	(19,449,000)	(17,078,000)
Net non-current deferred tax assets	$—	$—

The Company has applied the provisions of FASB ASC 740, Income Tax, which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At December 31, 2024 and 2023, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of December 31, 2024 and 2023, the Company has no accrued interest and penalties related to uncertain tax positions.

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

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

	For the Year Ended
	December 31,
	2024	2023
Statutory federal income tax rate	(21)%	(21)%
Other	(2)	—
Valuation allowance	23	21
	—%	—%

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Our management engaged a third-party firm to assist them in the testing and assessment of our internal controls over financial reporting. Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) or 15d-15(d) of the Act during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C:	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to the 2025 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement relating to the 2025 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table provides information as of December 31, 2024, concerning shares of our common stock authorized for issuance under our equity compensation plans, which consists only of our 2013 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(2)
Equity compensation plans approved by security holders	509,414	$7.56	256,267
Equity compensation plans not approved by security holders	—	—	—
Total	509,414	$7.56	256,267

(1)

Does not include 445,715 unvested shares outstanding as of December 31, 2024 in the form of restricted stock units or performance-based restricted stock units under our 2013 Plan, which do not require the payment of any consideration by the recipients.

(2)	The 2013 Plan provides for the grant of stock options, restricted stock, restricted stock units, performance shares, performance units and other share-based awards.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement relating to the 2025 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement relating to the 2025 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2024.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed with Report

(1) Financial Statements.

(2) Schedules.

All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or related notes thereto.

(3) Exhibits.

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference, as indicated:

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Delaware Certificate of Conversion including Certificate of Incorporation of Ideal Power Inc. (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of Ideal Power Inc. (2)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (3)
3.4	Second Amended and Restated Bylaws of Ideal Power Inc. (4)
4.1	Specimen Common Stock Certificate (5)
4.2	Form of Series B Pre-Funded Common Stock Warrant (6)
4.3	Form of Series C Common Stock Purchase Warrant (7)
4.4	Form of Pre-Funded Warrant (8)
4.5	Description of Registrant’s Securities *
10.1	Ideal Power Inc. Amended and Restated 2013 Equity Incentive Plan (9) +
10.2	Second Revised and Restated Employment Agreement between the Company and R. Daniel Brdar dated April 8, 2020 (10) +
10.3	Employment Agreement between the registrant and Timothy W. Burns dated September 16, 2014 (11) +
19	Insider Trading Policy*
23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	Incentive Compensation Recovery Policy (12)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

+	Indicates a management contract or compensatory agreement

(1)

Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1, file no. 333-190414, originally filed with the Securities and Exchange Commission on August 6, 2013, as amended.

(2)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2019.

(3)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2017.

(4)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2022.

(5)	Incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2021.

(6)	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2019.

(7)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2020.

(8)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2024.

(9)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2023.

(10)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2020.

(11)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2014.

(12)	Incorporated by reference to Exhibit 97 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024.

ITEM 16:	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 28th day of March 2025.

IDEAL POWER INC.

By:	/s/ R. Daniel Brdar
R. Daniel Brdar,
Chief Executive Officer

By:	/s/ Timothy Burns
Timothy Burns,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 2025	/s/ R. Daniel Brdar
R. Daniel Brdar,
Chief Executive Officer
(principal executive officer),
President and Director

Dated: March 28, 2025	/s/ Timothy Burns
Timothy Burns,
Chief Financial Officer
(principal financial and accounting officer),
Secretary and Treasurer

Dated: March 28, 2025	/s/ Michael Turmelle
Michael C. Turmelle, Chairman of the Board

Dated: March 28, 2025	/s/ Drue Freeman
Drue Freeman, Director

Dated: March 28, 2025	/s/ Greg Knight
Greg Knight, Director

Dated: March 28, 2025	/s/ Ted Lesster
Ted Lesster, Director