Form 10-Q
period 2025-03-31
Ideal Power Inc.
filed 2025-05-15
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, the issuer had 8,348,420 shares of common stock, par value $0.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$13,696,852	$15,842,850
Accounts receivable, net	8,535	692
Inventory	89,337	96,406
Prepayments and other current assets	313,034	356,658
Total current assets	14,107,758	16,296,606

Property and equipment, net	389,579	415,232
Intangible assets, net	2,615,852	2,611,998
Right of use asset	462,621	483,497
Other assets	18,570	19,351
Total assets	$17,594,380	$19,826,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$155,707	$104,117
Accrued expenses	455,219	374,012
Current portion of lease liability	85,270	82,681
Total current liabilities	696,196	560,810

Long-term lease liability	381,128	403,335
Other long-term liabilities	989,667	1,007,375
Total liabilities	2,066,991	1,971,520

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,349,291 shares issued and 8,347,970 shares outstanding at March 31, 2025 and 8,336,812 shares issued and 8,335,491 shares outstanding at December 31, 2024	8,349	8,337
Additional paid-in capital	125,702,537	125,327,300
Treasury stock, at cost, 1,321 shares at March 31, 2025 and December 31, 2024	(13,210)	(13,210)
Accumulated deficit	(110,170,287)	(107,467,263)
Total stockholders’ equity	15,527,389	17,855,164
Total liabilities and stockholders’ equity	$17,594,380	$19,826,684

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$12,003	$78,739
Cost of revenue	30,862	68,498
Gross profit (loss)	(18,859)	10,241

Operating expenses:
Research and development	1,567,992	1,366,893
General and administrative	899,821	853,688
Sales and marketing	338,160	316,611
Total operating expenses	2,805,973	2,537,192

Loss from operations	(2,824,832)	(2,526,951)

Interest income, net	121,808	57,325

Net loss	$(2,703,024)	$(2,469,626)

Net loss per share – basic and diluted	$(0.30)	$(0.39)

Weighted average number of shares outstanding – basic and diluted	9,101,851	6,319,939

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,703,024)	$(2,469,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,476	81,121
Amortization of right of use asset	20,876	16,157
Write-off of property and equipment	1,201	10,217
Stock-based compensation	384,595	381,019
Decrease (increase) in operating assets:
Accounts receivable	(7,843)	(70,000)
Inventory	7,069	(27,912)
Prepaid expenses and other assets	44,405	211,438
Increase (decrease) in operating liabilities:
Accounts payable	51,590	(23,086)
Accrued expenses and other liabilities	63,499	32,357
Lease liability	(19,618)	(16,980)
Net cash used in operating activities	(2,066,774)	(1,875,295)

Cash flows from investing activities:
Purchase of property and equipment	(11,324)	(29,611)
Acquisition of intangible assets	(58,554)	(73,939)
Net cash used in investing activities	(69,878)	(103,550)

Cash flows from financing activities:
Payment of taxes upon vesting of restricted stock units	(9,346)	—
Net proceeds from issuance of common stock and pre-funded warrants	—	13,652,663
Exercise of options	—	86,757
Net cash provided by (used in) financing activities	(9,346)	13,739,420

Net increase (decrease) in cash and cash equivalents	(2,145,998)	11,760,575
Cash and cash equivalents at beginning of period	15,842,850	8,474,835
Cash and cash equivalents at end of period	$13,696,852	$20,235,410

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2023	5,998,018	$5,998	$107,116,362	1,321	$(13,210)	$(97,049,450)	$10,059,700
Issuance of common stock and pre-funded warrants	1,366,668	1,367	13,651,296	—	—	—	13,652,663
Exercise of options	8,334	8	86,749	—	—	—	86,757
Vesting of restricted stock units	9,679	10	(10)	—	—	—	—
Stock-based compensation	—	—	381,019	—	—	—	381,019
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(2,469,626)	(2,469,626)
Balances at March 31, 2024	7,382,699	$7,383	$121,235,416	1,321	$(13,210)	$(99,519,076)	$21,710,513

Balances at December 31, 2024	8,336,812	$8,337	$125,327,300	1,321	$(13,210)	$(107,467,263)	$17,855,164
Vesting of restricted stock units	12,479	12	(9,358)	—	—	—	(9,346)
Stock-based compensation	—	—	384,595	—	—	—	384,595
Net loss for the three months ended March 31, 2025	—	—	—	—	—	(2,703,024)	(2,703,024)
Balances at March 31, 2025	8,349,291	$8,349	$125,702,537	1,321	$(13,210)	$(110,170,287)	$15,527,389

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The balance sheet at December 31, 2024 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 28, 2025.

In the opinion of management, these financial statements reflect all normal recurring, and other adjustments, necessary for a fair presentation. These condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

During the three months ended March 31, 2025 and 2024, the Company did not generate material international revenues and as of March 31, 2025 and December 31, 2024, the Company did not have material assets located outside of the United States.

Net Loss Per Share

In accordance with Accounting Standards Codification 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three months ended March 31, 2025 and 2024, the Company included pre-funded warrants to purchase shares of common stock in its computation of net loss per share. The pre-funded warrants were issued in March 2024 and November 2019 with an exercise price of $0.001. See Note 7.

In periods with a net loss, no common share equivalents are included in the computation of diluted net loss per share because their effect would be anti-dilutive. At March 31, 2025 and 2024, potentially dilutive shares outstanding amounted to 1,330,380 and 1,630,595 shares, respectively, and exclude pre-funded warrants to purchase shares of common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Intangible Assets

Intangible assets, net consisted of the following:

	March 31,	December 31,
	2025	2024
Patents	$1,828,834	$1,770,374
Trademarks	22,861	22,767
Other intangible assets	1,843,036	1,843,036
	3,694,731	3,636,177
Accumulated amortization - patents	(369,291)	(349,279)
Accumulated amortization - other intangible assets	(709,588)	(674,900)
	$2,615,852	$2,611,998

At March 31, 2025 and December 31, 2024, the Company capitalized $586,649 and $541,081, respectively, for costs related to patents that have not been awarded. Cost related to patents that have not yet been awarded are not amortized until patent issuance.

At March 31, 2025 and December 31, 2024, the Company capitalized $22,861 and $22,767, respectively, for costs related to trademarks. Costs related to indefinite life trademarks are not amortized but are subject to evaluation for potential impairment.

Amortization expense amounted to $54,700 and $52,697 for the three months ended March 31, 2025 and 2024, respectively. Amortization expense for the succeeding five years and thereafter is $164,099 (remaining nine months of 2025), $218,798 (2026-2029) and $967,051 (thereafter).

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

Future minimum payments under the Amended Lease are as follows:

For the Year Ended December 31,
2025 (remaining)	$90,407
2026	123,297
2027	126,703
2028	130,197
2029	88,579
Total lease payments	559,183
Less: imputed interest	(92,785)
Total lease liability	466,398
Less: current portion of lease liability	(85,270)
Long-term lease liability	$381,128

At March 31, 2025, the remaining lease term was 53 months.

For the three months ended March 31, 2025 and 2024, operating cash flows for lease payments totaled $29,597 and $19,841, respectively. For the three months ended March 31, 2025 and 2024, operating lease cost, recognized on a straight-line basis, totaled $30,856 and $19,018, respectively.

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

At March 31, 2025, the estimated present value of future payments under the licensing agreements was $1,139,667 with $150,000 due and payable in the next twelve months. The Company is accruing interest for future payments related to these agreements.

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

Note 6 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was last amended in June 2023. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. At March 31, 2025, 210,777 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Life
	Options	Price	(in years)
Outstanding at December 31, 2024	509,414	$7.56	4.6
Outstanding at March 31, 2025	509,414	$7.56	4.3
Exercisable at March 31, 2025	501,414	$7.48	4.3

A summary of the Company’s restricted stock unit (RSU) and performance stock unit (PSU) activity is as follows:

	RSUs	PSUs
Outstanding at December 31, 2024	331,715	114,000
Granted	46,676	—
Vested	(13,665)	—
Outstanding at March 31, 2025	364,726	114,000

During the three months ended March 31, 2025, the Company granted 38,660 RSUs to Board members and 8,016 RSUs to employees under the Plan. The estimated fair value of these equity grants was $340,001, $75,251 of which was recognized during the three months ended March 31, 2025.

At March 31, 2025, there was $2,238,092 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.0 years.

Note 7 — Warrants

At March 31, 2025 and December 31, 2024, the Company had 342,240 warrants outstanding with a weighted average exercise price of $8.90 per share. At March 31, 2025 and December 31, 2024, the Company had 763,827 pre-funded warrants outstanding, respectively, with an exercise price of $0.001 per share. The weighted average remaining life, excluding the pre-funded warrants with no expiration date, of the outstanding warrants is 0.3 years.

At March 31, 2025, all warrants were exercisable, although the warrants held by certain of the Company’s warrant holders may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such warrant holder does not exceed 4.99% (or, at the investor’s election, 9.99%) of the outstanding shares of the Company’s common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include, but are not limited to, statements regarding our future financial performance and expenses,, business condition and results of operations, future business plans, expectations regarding design wins and other business developments, and pursuing additional government funding. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2024 financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

Ideal Power Inc. is located in Austin, Texas. We are solely focused on the further development and commercialization of our Bidirectional bipolar junction TRANsistor (B-TRAN®) solid-state switch technology.

To date, operations have been funded primarily through the sale of common stock and pre-funded warrants.

We are in the process of commercializing our B-TRAN® technology and have launched our first two commercial products, the SymCool® Power Module and SymCool® IQ Intelligent Power Module. We generated $12,003 and $78,739 in revenue in the three months ended March 31, 2025 and 2024, respectively.

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

Upon product launch, we design and build initial prototypes for testing and to solicit customer feedback. Based on the results of testing and customer feedback, we incorporate any necessary changes into the product design, build final prototypes and complete additional testing prior to full commercial release. To date, our customers have purchased prototypes in small quantities for evaluation and provided us feedback that has been incorporated into our final product designs. We expect significantly higher volume orders from customers once we secure a design win from them, and they start to build inventory in advance of launching their OEM product. For the product launches described above, we would expect the time from announcing a design win to the sale of the related OEM product to be roughly one year, although it may vary considerably depending on the customer. We would expect a significantly longer design cycle for automotive applications. Design wins are expected to result in significant revenue growth for us over time as product life cycles tend to be relatively long for power electronics products as changing to another technology would require an OEM to redesign their product. See “First Design Win” below.

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

Customer Engagements

We have announced several engagements and/or initial orders with large companies, including a second top 10 global automaker, a third global automaker, a top 10 global provider of power conversion solutions to the solar industry, two global diverse power management market leaders, three tier 1 automotive suppliers, a global power conversion supplier and others. These companies intend to test and evaluate, or are already in the process of testing and evaluating, our technology for use in their applications. These engagements could lead to future design wins or custom development agreements. We also announced agreements with three distribution partners. We may add other distribution partners in the future.

First Design Win

In late 2024, we announced our first design win for SSCBs with one of the largest circuit protection equipment manufacturers in Asia serving the industrial and utility markets. In connection with this design win, we entered into a joint development agreement for a SSCB product incorporating multiple B-TRAN® devices. The agreement includes the product design, prototype builds and testing of the SSCB, which was targeted for completion in the second quarter of 2025, to be followed by commercial sales later in the year. We completed our deliverables under the agreement in the first quarter of 2025, three months ahead of schedule. We expect to announce additional design wins and/or custom development agreements in 2025.

Results of Operations

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

Revenue. Revenue was $12,003 for the three months ended March 31, 2025, compared to $78,739 for the three months ended March 31, 2024. For the three months ended March 31, 2025, our revenue included product sales and development revenue related to our first design win. For the three months ended March 31, 2024, our revenue was from the completion of the second phase of our development agreement with Stellantis.

Cost of Revenue. Cost of commercial revenue was $30,862 for the three months ended March 31, 2025, compared to $68,498 for the three months ended March 31, 2024. For the three months ended March 31, 2025, our cost of revenue included cost of product sales and development expenses related to our first design win. For the three months ended March 31, 2024, our cost of revenue related to the completion of the second phase of our development agreement with Stellantis.

Research and Development Expenses. Research and development expenses increased by $201,099, or 15%, to $1,567,992 in the three months ended March 31, 2025 from $1,366,893 in the three months ended March 31, 2024. The increase was due to higher personnel costs of $160,005 and semiconductor fabrication costs of $51,288, partly offset by lower other B-TRAN® development spending of $10,194. We expect higher quarterly research and development expenses in the remainder of 2025 as compared to the first quarter of 2025 as we continue development of our B-TRAN® technology. There will also be quarter-to-quarterly variability to research and development expenses due to the timing of semiconductor fabrication runs and other development activities.

General and Administrative Expenses. General and administrative expenses increased by $46,133, or 5%, to $899,821 in the three months ended March 31, 2025 from $853,688 in the three months ended March 31, 2024. The increase was due to higher personnel costs of $57,394, stock-based compensation expense of $14,076 and other spending of $18,746, partly offset by lower investor relations spending of $44,083. We expect slightly to modestly higher quarterly general and administrative expenses, exclusive of stock-based compensation, in the remainder of 2025 as compared to the first quarter of 2025.

Sales and Marketing Expenses. Sales and marketing expenses increased by $21,549, or 7%, to $338,160 in the three months ended March 31, 2025 from $316,611 in the three months ended March 31, 2024. The increase was due to higher personnel costs of $35,896, partly offset by lower stock-based compensation expense of $13,768 and other spending of $579. We expect higher quarterly sales and marketing expenses in the remainder of 2025 as compared to the first quarter of 2025 as we further commercialize our B-TRAN® technology.

Loss from Operations. Our loss from operations for the three months ended March 31, 2025 was $2,824,832, or 12% higher, as compared to the $2,526,951 loss from operations for the three months ended March 31, 2024, for the reasons discussed above.

Interest Income, Net. Net interest income was $121,808 for the three months ended March 31, 2025, compared to $57,325 for the three months ended March 31, 2024, primarily as a result of the impact of increased interest from a higher cash balance on our money market account.

Net Loss. Our net loss for the three months ended March 31, 2025 was $2,703,024, or 9% higher, as compared to a net loss of $2,469,626 for the three months ended March 31, 2024, for the reasons discussed above.

Liquidity and Capital Resources

We have incurred losses since inception. We have funded our operations to date primarily through the sale of common stock and pre-funded warrants.

At March 31, 2025, we had cash and cash equivalents of $13.7 million. Our net working capital at March 31, 2025 was $13.4 million. We had no outstanding debt at March 31, 2025.

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

Operating activities in the three months ended March 31, 2025 resulted in cash outflows of $2,066,774 which were due to the net loss for the period of $2,703,024, partly offset by stock-based compensation of $384,595, favorable balance sheet timing of $139,102 and other non-cash items of $112,553.

Operating activities in the three months ended March 31, 2024 resulted in cash outflows of $1,875,295 which were due to the net loss for the period of $2,469,626, partly offset by stock-based compensation of $381,019, favorable balance sheet timing of $105,817 and other non-cash items of $107,495.

We expect an increase in cash outflows from operating activities in the remainder of 2025 as we further develop and commercialize our B-TRAN® technology.

Investing activities in the three months ended March 31, 2025 and 2024 resulted in cash outflows of $69,878 and $103,550, respectively, for the acquisition of intangible assets and fixed assets.

Financing activities in the three months ended March 31, 2025 resulted in cash outflows of $9,346 from the payment of withholding taxes upon the vesting of restricted stock units.

Financing activities in the three months ended March 31, 2024 resulted in cash inflows of $13,652,663 from issuance of common stock and pre-funded warrants in a public offering and $86,757 from the exercise of stock options.

Critical Accounting Estimates

There have been no significant changes during the three months ended March 31, 2025 to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Trends, Events and Uncertainties

There are no material changes from trends, events or uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial and accounting officer) of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025 and has concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 15, 2025	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer