Form 10-Q
period 2025-06-30
Ideal Power Inc.
filed 2025-08-14
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the issuer had 8,498,014 shares of common stock, par value $0.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$11,105,553	$15,842,850
Accounts receivable, net	8,175	692
Inventory	77,387	96,406
Prepayments and other current assets	233,528	356,658
Total current assets	11,424,643	16,296,606

Property and equipment, net	382,451	415,232
Intangible assets, net	2,681,808	2,611,998
Right of use asset	441,325	483,497
Other assets	17,789	19,351
Total assets	$14,948,016	$19,826,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152,715	$104,117
Accrued expenses	663,642	374,012
Current portion of lease liability	87,915	82,681
Total current liabilities	904,272	560,810

Long-term lease liability	358,446	403,335
Other long-term liabilities	946,957	1,007,375
Total liabilities	2,209,675	1,971,520

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,499,335 shares issued and 8,498,014 shares outstanding at June 30, 2025 and 8,336,812 shares issued and 8,335,491 shares outstanding at December 31, 2024	8,499	8,337
Additional paid-in capital	125,950,104	125,327,300
Treasury stock, at cost, 1,321 shares at June 30, 2025 and December 31, 2024	(13,210)	(13,210)
Accumulated deficit	(113,207,052)	(107,467,263)
Total stockholders’ equity	12,738,341	17,855,164
Total liabilities and stockholders’ equity	$14,948,016	$19,826,684

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$1,275	$1,331	$13,278	$80,070
Cost of revenue	3,477	17,474	34,339	85,972
Gross loss	(2,202)	(16,143)	(21,061)	(5,902)

Operating expenses:
Research and development	1,900,019	1,562,747	3,468,011	2,929,640
General and administrative	897,239	947,384	1,797,060	1,801,072
Sales and marketing	341,033	359,739	679,193	676,350
Total operating expenses	3,138,291	2,869,870	5,944,264	5,407,062

Loss from operations	(3,140,493)	(2,886,013)	(5,965,325)	(5,412,964)

Interest income, net	103,728	223,948	225,536	281,273

Net loss	$(3,036,765)	$(2,662,065)	$(5,739,789)	$(5,131,691)

Net loss per share – basic and diluted	$(0.33)	$(0.31)	$(0.63)	$(0.69)

Weighted average number of shares outstanding – basic and diluted	9,116,519	8,514,581	9,109,225	7,417,260

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,739,789)	$(5,131,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182,107	163,871
Amortization of right of use asset	42,172	34,948
Write-off of capitalized patent	—	62,073
Write-off of fixed assets	1,201	14,459
Gain on lease termination	—	(15,319)
Stock-based compensation	714,625	745,600
Decrease (increase) in operating assets:
Accounts receivable	(7,483)	68,669
Inventory	19,019	1,788
Prepaid expenses and other assets	124,692	160,007
Increase (decrease) in operating liabilities:
Accounts payable	48,598	(174,464)
Accrued expenses and other liabilities	229,212	135,175
Lease liability	(39,655)	(36,046)
Net cash used in operating activities	(4,425,301)	(3,970,930)

Cash flows from investing activities:
Purchase of property and equipment	(41,128)	(64,036)
Acquisition of intangible assets	(179,209)	(174,968)
Net cash used in investing activities	(220,337)	(239,004)

Cash flows from financing activities:
Net proceeds from issuance of common stock and pre-funded warrants	—	15,724,818
Exercise of options and warrants	110	86,757
Payment of taxes related to restricted stock unit vestings	(91,769)	(11,579)
Net cash provided by (used in) financing activities	(91,659)	15,799,996

Net increase (decrease) in cash and cash equivalents	(4,737,297)	11,590,062
Cash and cash equivalents at beginning of period	15,842,850	8,474,835
Cash and cash equivalents at end of period	$11,105,553	$20,064,897

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Stockholders’ Equity

For the Three-Month Periods during the Six Months Ended June 30, 2025 and 2024

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2024	8,336,812	$8,337	$125,327,300	1,321	$(13,210)	$(107,467,263)	$17,855,164
Vesting of restricted stock units	12,479	12	(9,358)	—	—	—	(9,346)
Stock-based compensation	—	—	384,595	—	—	—	384,595
Net loss for the three months ended March 31, 2025	—	—	—	—	—	(2,703,024)	(2,703,024)
Balances at March 31, 2025	8,349,291	8,349	125,702,537	1,321	(13,210)	(110,170,287)	15,527,389
Vesting of restricted stock units	40,044	40	(82,463)	—	—	—	(82,423)
Exercise of pre-funded warrants	110,000	110	—	—	—	—	110
Stock-based compensation	—	—	330,030	—	—	—	330,030
Net loss for the three months ended June 30, 2025	—	—	—	—	—	(3,036,765)	(3,036,765)
Balances at June 30, 2025	8,499,335	$8,499	$125,950,104	1,321	$(13,210)	$(113,207,052)	$12,738,341

Balances at December 31, 2023	5,998,018	$5,998	$107,116,362	1,321	$(13,210)	$(97,049,450)	$10,059,700
Issuance of common stock and pre-funded warrants	1,366,668	1,367	13,651,296	—	—	—	13,652,663
Exercise of options	8,334	8	86,749	—	—	—	86,757
Vesting of restricted stock units	9,679	10	(10)	—	—	—	—
Stock-based compensation	—	—	381,019	—	—	—	381,019
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(2,469,626)	(2,469,626)
Balances at March 31, 2024	7,382,699	7,383	121,235,416	1,321	(13,210)	(99,519,076)	21,710,513
Issuance of common stock and pre-funded warrants	300,000	300	2,071,855	—	—	—	2,072,155
Vesting of restricted stock units	12,539	12	(11,591)	—	—	—	(11,579)
Stock-based compensation	—	—	364,581	—	—	—	364,581
Net loss for the three months ended June 30, 2024	—	—	—	—	—	(2,662,065)	(2,662,065)
Balances at June 30, 2024	7,695,238	$7,695	$123,660,261	1,321	$(13,210)	$(102,181,141)	$21,473,605

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

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a company-wide basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. The Company has concluded that net income (loss) is the measure of segment profitability. The CODM assesses performance for the Company, monitors budget versus actual results and determines how to allocate resources based on net income (loss) as reported in the statements of operations. There are no other expense categories regularly provided to the CODM that are not already included in the financial statements herein.

During the six months ended June 30, 2025 and 2024, the Company did not generate material international revenues and as of June 30, 2025 and December 31, 2024, the Company did not have material assets located outside of the United States.

Net Loss Per Share

In accordance with Accounting Standards Codification (“ASC”) 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three and six months ended June 30, 2025 and 2024, the Company included pre-funded warrants to purchase shares of common stock in its computation of net loss per share. The pre-funded warrants were issued in March 2024 and November 2019 with an exercise price of $0.001. See Note 7.

In periods with a net loss, no common share equivalents are included in the computation of diluted net loss per share because their effect would be anti-dilutive. At June 30, 2025 and 2024, potentially dilutive shares outstanding amounted to 1,287,558 and 1,763,733 shares, respectively, and exclude pre-funded warrants to purchase shares of common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Intangible Assets

Intangible assets, net consisted of the following:

	June 30,	December 31,
	2025	2024
	(unaudited)
Patents	$1,949,489	$1,770,374
Trademarks	22,861	22,767
Other intangible assets	1,843,036	1,843,036
	3,815,386	3,636,177
Accumulated amortization - patents	(389,303)	(349,279)
Accumulated amortization - other intangible assets	(744,275)	(674,900)
	$2,681,808	$2,611,998

At June 30, 2025 and December 31, 2024, the Company capitalized $707,305 and $541,081, respectively, for costs related to patents that have not been awarded. Cost related to patents that have not yet been awarded are not amortized until patent issuance.

At June 30, 2025 and December 31, 2024, the Company capitalized $22,861 and $22,767, respectively, for costs related to trademarks. Costs related to indefinite life trademarks are not amortized but are subject to evaluation for potential impairment.

Amortization expense amounted to $54,699 and $109,399 for the three and six months ended June 30, 2025, respectively, and $53,905 and $106,602 for the three and six months ended June 30, 2024, respectively. Amortization expense for the succeeding five years and thereafter is $109,399 (remaining six months of 2025), $218,798 (2026-2029) and $967,051 (thereafter).

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

In April 2024, the Company entered into a first amendment and relocation agreement (the “Amended Lease”) with its landlord. Under the Amended Lease, the Company relocated to another, larger suite in the same office building. The Amended Lease is for 5,775 square feet of office and laboratory space (the “New Suite”) and, upon occupancy, replaced the 4,070 square feet of office and laboratory space previously leased by the Company. The term of the Amended Lease expires sixty-two (62) months from July 1, 2024, the commencement date. The annual base rent for the first year of the Amended Lease was $118,388 and the annual base rent increases approximately 2.75% each year during the lease term. The Company is required to pay its proportionate share of operating costs for the building under this triple net lease.

In accordance with ASC 842, the Company accounted for the modification of the lease contract as a separate lease contract. The lease for the Original Suite terminated on June 30, 2024 and the Company recorded a gain on the termination of the lease for the Original Suite of $15,319 in general and administrative expenses. The Company recognized a right of use asset and a corresponding liability for the Amended Lease on the commencement date. For purposes of calculating the right of use asset and lease liability, the Company estimated its incremental borrowing rate at 8.5% per annum.

Future minimum payments under the Amended Lease are as follows:

For the Year Ended December 31,
2025 (remaining)	$60,810
2026	123,297
2027	126,703
2028	130,197
2029	88,579
Total lease payments	529,586
Less: imputed interest	(83,225)
Total lease liability	446,361
Less: current portion of lease liability	(87,915)
Long-term lease liability	$358,446

At June 30, 2025, the remaining lease term was 50 months.

For the three months ended June 30, 2025 and 2024, operating cash flows for lease payments totaled $29,597 and $20,011, respectively, and for the six months ended June 30, 2025 and 2024, operating cash outflows for lease payments totaled $59,194 and $39,852, respectively. For the three months ended June 30, 2025 and 2024, operating lease cost, recognized on a straight-line basis, totaled $30,856 and $19,736, respectively, and for the six months ended June 30, 2025 and 2024, operating lease cost, recognized on a straight-line bases, totaled $61,712 and $38,754, respectively.

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

At June 30, 2025, the estimated present value of future payments under the licensing agreements was $1,096,957 with $150,000 due and payable in the next twelve months. The Company is accruing interest for future payments related to these agreements.

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

Note 6 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was last amended in June 2023. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. At June 30, 2025, 213,555 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Life
	Options	Price	(in years)
Outstanding at December 31, 2024	509,414	$7.56	4.6
Forfeited/Expired	(93,000)	$6.26
Outstanding at June 30, 2025	416,414	$7.85	4.9
Exercisable at June 30, 2025	412,414	$7.80	4.9

A summary of the Company’s restricted stock unit (RSU) and performance stock unit (PSU) activity is as follows:

	RSUs	PSUs
Outstanding at December 31, 2024	331,715	114,000
Granted	115,873	80,000
Vested	(72,934)	—
Forfeited	(39,750)	—
Outstanding at June 30, 2025	334,904	194,000

During the six months ended June 30, 2025, the Company granted 38,660 RSUs to Board members, 80,000 PSUs and 40,000 RSUs to executives and 37,213 RSUs to employees under the Plan. The estimated fair value of these equity grants was $982,283, of which $178,288 was recognized in stock-based compensation expense totaling $714,625 for the six months ended June 30, 2025.

At June 30, 2025, there was $2,236,333 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.9 years.

Note 7 — Warrants

At June 30, 2025 and December 31, 2024, the Company had 342,240 warrants outstanding with a weighted average exercise price of $8.90 per share. At June 30, 2025 and December 31, 2024, the Company had 653,827 and 763,827 pre-funded warrants outstanding, respectively, with an exercise price of $0.001 per share. During the six months ended June 30, 2025, a warrant holder exercised 110,000 prefunded warrants for exercise proceeds of $110. The weighted average remaining life, excluding the pre-funded warrants with no expiration date, of the outstanding warrants is 0.1 years.

At June 30, 2025, all warrants were exercisable, although the warrants held by certain of the Company’s warrant holders may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such warrant holder does not exceed 4.99% (or, at the investor’s election, 9.99%) of the outstanding shares of the Company’s common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include, but are not limited to, statements regarding our future financial performance, liquidity, business condition and results of operations, expectations regarding future expenses and gross margins, future business plans, and expectations regarding design wins and other business developments. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

We are in the process of commercializing our B-TRAN® technology and have launched our first two commercial products, the SymCool® Power Module and SymCool® IQ Intelligent Power Module. We generated $13,278 in revenue in the six months ended June 30, 2025.

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

Development Agreement

In 2022, we announced, and began the first phase of, a product development agreement with Stellantis, a top 10 global automaker, for a custom B-TRAN® power module for use in the automaker’s EV drivetrain inverters in its next generation EV platform. In the first phase of the program, we provided packaged B-TRAN® devices, test kits and technical data to Stellantis for their evaluation. In 2023, we secured, and began the second phase of, this program. In the second phase of the program, we collaborated with Stellantis and the program partners, including both the program’s packaging company and the organization building the initial drivetrain inverter, to supply B-TRAN® devices for integration into the custom power module and inverter designs. Also, as part of the second phase of the program, we provided Stellantis a comprehensive test plan for the testing required to achieve certification to automotive standards for B-TRAN®. The test plan was subsequently approved as submitted. In 2024, we successfully completed the second phase of the program. The next phase of the program builds on the completion of deliverables from the prior two program phases and transitions to Stellantis’ production team. We are currently finalizing the timing and scope of work for the next phase of the program with Stellantis. This phase is expected to include the extensive testing of the custom B-TRAN® module to meet automotive certification standards enabling B-TRAN® to be the core of the powertrain inverter for the automaker’s next-generation EVs.

Customer Engagements

We have announced several engagements and/or initial orders with large companies, including a second top 10 global automaker, a third global automaker, a top 10 global provider of power conversion solutions to the solar industry, three global diverse power management market leaders, five tier 1 automotive suppliers, a global power conversion supplier and others. These companies intend to test and evaluate, or are already in the process of testing and evaluating, our technology for use in their applications. These engagements could lead to future design wins or custom development agreements. We also announced agreements with four distribution partners. We may add other distribution partners in the future.

First Design Win

In late 2024, we announced our first design win for SSCBs with one of the largest circuit protection equipment manufacturers in Asia serving the industrial and utility markets. In connection with this design win, we entered into a joint development agreement for a SSCB product incorporating multiple B-TRAN® devices. The agreement includes the product design, prototype builds and testing of the SSCB, which was targeted for completion in the second quarter of 2025, to be followed by commercial sales later in the year. We completed our deliverables under the agreement in the first quarter of 2025, three months ahead of schedule. We expect to announce additional design wins and/or custom development agreements in the second half of 2025.

Results of Operations

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

Revenue. Revenue was $1,275 for the three months ended June 30, 2025, compared to $1,331 in the three months ended June 30, 2024. Revenue in the three months ended June 30, 2025 and 2024 related to initial orders from customers evaluating our technology for use in their applications.

Cost of Revenue. Cost of revenue was $3,477 for the three months ended June 30, 2025, compared to $17,474 in the three months ended June 30, 2024. Cost of revenue in the three months ended June 30, 2025 related to initial low volume shipments of our products while cost of revenue in the three months ended June 30, 2024 related to initial high cost, low volume shipments of prototype products.

Research and Development Expenses. Research and development expenses increased by $337,272, or 22%, to $1,900,019 in the three months ended June 30, 2025 from $1,562,747 in the three months ended June 30, 2024. The increase was due to higher semiconductor fabrication costs of $283,932, personnel costs of $104,640 and other B-TRAN® development spending of $5,211, partly offset by lower packaging and prototyping costs of $56,511.

General and Administrative Expenses. General and administrative expenses decreased by $50,145, or 5%, to $897,239 in the three months ended June 30, 2025 from $947,384 in the three months ended June 30, 2024. The decrease was due to lower investor relations spending of $75,897 and asset impairments of $66,315 in the three months ended June 30, 2024, partly offset by higher personnel costs of $42,226, stock-based compensation expense of $18,240 and other spending of $16,282 and a gain on lease modification of $15,319 in the three months ended June 30, 2024.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $18,706, or 5%, to $341,033 in the three months ended June 30, 2025 from $359,739 in the three months ended June 30, 2024. The decrease was due to lower personnel costs of $36,424 and stock-based compensation expense of $28,499, partly offset by higher search and placement fees of $27,924, consulting fees of $15,086 and other spending of $3,207.

Loss from Operations. Our loss from operations for the three months ended June 30, 2025 was $3,140,493, or 9% higher, as compared to the $2,886,013 loss from operations for the three months ended June 30, 2024, for the reasons discussed above.

Interest Income, Net. Net interest income was $103,728 for the three months ended June 30, 2025, compared to $223,948 for the three months ended June 30, 2024, due primarily to the impact of a declining cash balance on interest earned on our money market account.

Net Loss. Our net loss for the three months ended June 30, 2025 was $3,036,765, or 14% higher, as compared to a net loss of $2,662,065 for the three months ended June 30, 2024, for the reasons discussed above.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

Revenue. Revenue was $13,278 for the six months ended June 30, 2025, compared to $80,070 in the six months ended June 30, 2024. For the six months ended June 30, 2025, our revenue included product sales and development revenue related to our first design win. For the six months ended June 30, 2024, our revenue was primarily related to the completion of the second phase of our development agreement with Stellantis. We expect revenue to increase modestly in the second half of 2025.

Cost of Revenue. Cost of revenue was $34,339 for the six months ended June 30, 2025, compared to $85,972 in the six months ended June 30, 2024. Cost of revenue in the six months ended June 30, 2025 related primarily to initial low volume shipments of our products. Cost of revenue in the six months ended June 30, 2024 related primarily to our development agreement with Stellantis. We expect negative gross margin from product revenue at low volumes with significant improvement in gross margins as we commence higher volume production and shipments in the future.

Research and Development Expenses. Research and development expenses increased by $538,371, or 18%, to $3,468,011 in the six months ended June 30, 2025 from $2,929,640 in the six months ended June 30, 2024. The increase was due to higher semiconductor fabrication costs of $335,220, personnel costs of $264,645 and other B-TRAN® development spending of $42,908, partly offset by lower packaging and prototyping costs of $104,402. We expect higher research and development expenses in the second half of 2025 as compared to the first half of 2025 as we continue development of our B-TRAN® technology. There will also be quarter-to-quarter variability to research and development expenses due to the timing of semiconductor fabrication runs and other development activities.

General and Administrative Expenses. General and administrative expenses decreased slightly by $4,012, or less than 1%, to $1,797,060 in the six months ended June 30, 2025 from $1,801,072 in the six months ended June 30, 2024. We expect modestly higher general and administrative expenses, exclusive of stock-based compensation, in the second half of 2025 as compared to the first half of 2025.

Sales and Marketing Expenses. Sales and marketing expenses increased by $2,843, or less than 1%, to $679,193 in the six months ended June 30, 2025 from $676,350 in the six months ended June 30, 2024. We expect higher sales and marketing expenses in the second half of 2025 as compared to the first half of 2025 as we further commercialize our B-TRAN® technology.

Loss from Operations. Our loss from operations for the six months ended June 30, 2025 was $5,965,325, or 10% higher, as compared to the $5,412,964 loss from operations for the six months ended June 30, 2024, for the reasons discussed above.

Interest Income, Net. Net interest income was $225,536 for the six months ended June 30, 2025 compared to $281,273 for the six months ended June 30, 2024 due primarily to the impact of a declining cash balance on interest earned on our money market account.

Net Loss. Our net loss for the six months ended June 30, 2025 was $5,739,789, or 12% higher, as compared to a net loss of $5,131,691 for the six months ended June 30, 2024, for the reasons discussed above.

Liquidity and Capital Resources

We have incurred losses since inception. We have funded our operations to date primarily through the sale of common stock and pre-funded warrants.

At June 30, 2025, we had cash and cash equivalents of $11.1 million. Our net working capital at June 30, 2025 was $10.5 million. We had no outstanding debt at June 30, 2025.

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

Operating activities in the six months ended June 30, 2025 resulted in cash outflows of $4,425,301, which were due to the net loss for the period of $5,739,789, partly offset by stock-based compensation of $714,625, depreciation and amortization of $182,107 and favorable balance sheet timing and other non-cash items of $417,756.

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

Investing activities in the six months ended June 30, 2025 and 2024 resulted in cash outflows of $220,337 and $239,004, respectively, for the acquisition of intangible assets and fixed assets.

Financing activities in the six months ended June 30, 2025 resulted in net cash outflows of $91,659 with a cash outflow of $91,769 in tax payments related to the vesting of restricted stock units slightly offset by a cash inflow of $110 from the exercise of pre-funded warrants.

Financing activities in the six months ended June 30, 2024 resulted in cash inflows of $15,724,818 in net proceeds from the public offering of our common stock and pre-funded warrants and $86,757 from the exercise of stock options, partly offset by $11,579 in tax payments related to the vesting of restricted stock units.

Critical Accounting Estimates

There have been no significant changes during the six months ended June 30, 2025 to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer) of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025 and has concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any system of controls must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of error or mistake. Control systems can also be circumvented by the individual acts of some persons by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 14, 2025	IDEAL POWER INC.

	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer