Form 10-Q
period 2025-09-30
Ideal Power Inc.
filed 2025-11-13
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 11, 2025, the issuer had 8,511,403 shares of common stock, par value $0.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Balance Sheets

(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$8,394,113	$15,842,850
Accounts receivable, net	31,500	692
Inventory	65,087	96,406
Prepayments and other current assets	184,228	356,658
Total current assets	8,674,928	16,296,606

Property and equipment, net	408,675	415,232
Intangible assets, net	2,678,387	2,611,998
Right of use asset	419,589	483,497
Other assets	44,459	19,351
Total assets	$12,226,038	$19,826,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$229,199	$104,117
Accrued expenses	568,675	374,012
Current portion of lease liability	90,646	82,681
Total current liabilities	888,520	560,810

Long-term lease liability	334,430	403,335
Other long-term liabilities	929,247	1,007,375
Total liabilities	2,152,197	1,971,520

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,512,724 shares issued and 8,511,403 shares outstanding at September 30, 2025 and 8,336,812 shares issued and 8,335,491 shares outstanding at December 31, 2024	8,513	8,337
Additional paid-in capital	126,226,240	125,327,300
Treasury stock, at cost, 1,321 shares at September 30, 2025 and December 31, 2024	(13,210)	(13,210)
Accumulated deficit	(116,147,702)	(107,467,263)
Total stockholders’ equity	10,073,841	17,855,164
Total liabilities and stockholders’ equity	$12,226,038	$19,826,684

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$24,450	$554	$37,728	$80,624
Cost of revenue	26,069	1,511	60,408	87,483
Gross loss	(1,619)	(957)	(22,680)	(6,859)

Operating expenses:
Research and development	1,793,162	1,684,063	5,261,173	4,613,703
General and administrative	958,938	893,969	2,755,998	2,695,041
Sales and marketing	266,598	320,642	945,791	996,992
Total operating expenses	3,018,698	2,898,674	8,962,962	8,305,736

Loss from operations	(3,020,317)	(2,899,631)	(8,985,642)	(8,312,595)

Interest income, net	79,667	209,283	305,203	490,556

Net loss	$(2,940,650)	$(2,690,348)	$(8,680,439)	$(7,822,039)

Net loss per share – basic and diluted	$(0.32)	$(0.31)	$(0.95)	$(0.99)

Weighted average number of shares outstanding – basic and diluted	9,153,407	8,767,251	9,124,115	7,870,542

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,680,439)	$(7,822,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276,332	250,936
Amortization of right of use asset	63,908	55,011
Write-off of capitalized patent	34,363	62,073
Write-off of fixed assets	6,211	15,371
Gain on lease termination	—	(15,319)
Stock-based compensation	997,840	1,163,808
Decrease (increase) in operating assets:
Accounts receivable	(30,808)	68,674
Inventory	31,319	21,320
Prepaid expenses and other assets	147,322	171,870
Increase (decrease) in operating liabilities:
Accounts payable	125,082	(329,045)
Accrued expenses and other liabilities	116,535	219,483
Lease liability	(60,940)	(54,850)
Net cash used in operating activities	(6,973,275)	(6,192,707)

Cash flows from investing activities:
Purchase of property and equipment	(111,334)	(193,461)
Acquisition of intangible assets	(265,404)	(251,639)
Net cash used in investing activities	(376,738)	(445,100)

Cash flows from financing activities:
Net proceeds from issuance of common stock and pre-funded warrants	—	15,724,818
Exercise of options and warrants	110	1,105,655
Payment of taxes related to restricted stock unit vestings	(98,834)	(11,579)
Net cash provided by (used in) financing activities	(98,724)	16,818,894

Net increase (decrease) in cash and cash equivalents	(7,448,737)	10,181,087
Cash and cash equivalents at beginning of period	15,842,850	8,474,835
Cash and cash equivalents at end of period	$8,394,113	$18,655,922

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Statements of Stockholders’ Equity

For the Three-Month Periods during the Nine Months Ended September 30, 2025 and 2024

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2024	8,336,812	$8,337	$125,327,300	1,321	$(13,210)	$(107,467,263)	$17,855,164
Vesting of restricted stock units	12,479	12	(9,358)	—	—	—	(9,346)
Stock-based compensation	—	—	384,595	—	—	—	384,595
Net loss for the three months ended March 31, 2025	—	—	—	—	—	(2,703,024)	(2,703,024)
Balances at March 31, 2025	8,349,291	8,349	125,702,537	1,321	(13,210)	(110,170,287)	15,527,389
Vesting of restricted stock units	40,044	40	(82,463)	—	—	—	(82,423)
Exercise of pre-funded warrants	110,000	110	—	—	—	—	110
Stock-based compensation	—	—	330,030	—	—	—	330,030
Net loss for the three months ended June 30, 2025	—	—	—	—	—	(3,036,765)	(3,036,765)
Balances at June 30, 2025	8,499,335	$8,499	$125,950,104	1,321	$(13,210)	$(113,207,052)	$12,738,341
Vesting of restricted stock units	13,389	14	(7,079)	—	—	—	(7,065)
Stock-based compensation	—	—	283,215	—	—	—	283,215
Net loss for the three months ended September 30, 2025	—	—	—	—	—	(2,940,650)	(2,940,650)
Balances at September 30, 2025	8,512,724	$8,513	$126,226,240	1,321	$(13,210)	$(116,147,702)	$10,073,841

Balances at December 31, 2023	5,998,018	$5,998	$107,116,362	1,321	$(13,210)	$(97,049,450)	$10,059,700
Issuance of common stock and pre-funded warrants	1,366,668	1,367	13,651,296	—	—	—	13,652,663
Exercise of options	8,334	8	86,749	—	—	—	86,757
Vesting of restricted stock units	9,679	10	(10)	—	—	—	—
Stock-based compensation	—	—	381,019	—	—	—	381,019
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(2,469,626)	(2,469,626)
Balances at March 31, 2024	7,382,699	7,383	121,235,416	1,321	(13,210)	(99,519,076)	21,710,513
Issuance of common stock and pre-funded warrants	300,000	300	2,071,855	—	—	—	2,072,155
Vesting of restricted stock units	12,539	12	(11,591)	—	—	—	(11,579)
Stock-based compensation	—	—	364,581	—	—	—	364,581
Net loss for the three months ended June 30, 2024	—	—	—	—	—	(2,662,065)	(2,662,065)
Balances at June 30, 2024	7,695,238	7,695	123,660,261	1,321	(13,210)	(102,181,141)	21,473,605
Exercise of warrants	439,180	439	1,018,459	—	—	—	1,018,898
Vesting of restricted stock units	9,679	10	(10)	—	—	—	—
Stock-based compensation	—	—	418,208	—	—	—	418,208
Net loss for the three months ended September 30, 2024	—	—	—	—	—	(2,690,348)	(2,690,348)
Balances at September 30, 2024	8,144,097	$8,144	$125,096,918	1,321	$(13,210)	$(104,871,489)	$20,220,363

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

Liquidity and Going Concern

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $8.7 million for the nine months ended September 30, 2025 and an accumulated deficit of $116.1 million at September 30, 2025. The Company’s existing sources of liquidity at September 30, 2025 include cash and cash equivalents of $8.4 million. The Company has historically funded operations primarily through the sale of common stock and prefunded warrants. The Company is dependent on additional capital in order to sustain its ongoing operations as it currently generates minimal revenue with negative cash flows from operations since inception. The current cash balance and negative cash flow raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this Quarterly Report on Form 10-Q.

These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption was not appropriate because management believes that the Company will be able to raise additional capital to fund operations. Although the Company believes it has access to adequate sources of capital to fund its operations, it can provide no assurance that it will be able to secure additional equity or debt financing on terms acceptable to the Company or at all.

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

During the nine months ended September 30, 2025 and 2024, the Company did not generate material international revenues and as of September 30, 2025 and December 31, 2024, the Company did not have material assets located outside of the United States.

Net Loss Per Share

In accordance with Accounting Standards Codification (“ASC”) 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three and nine months ended September 30, 2025 and 2024, the Company included pre-funded warrants to purchase shares of common stock in its computation of net loss per share. The pre-funded warrants were issued in March 2024 and November 2019 with an exercise price of $0.001. See Note 7.

In periods with a net loss, no common share equivalents are included in the computation of diluted net loss per share because their effect would be anti-dilutive. At September 30, 2025 and 2024, potentially dilutive shares outstanding amounted to 824,760 and 1,322,819 shares, respectively, and exclude pre-funded warrants to purchase shares of common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard, if adopted, would have a material impact on the Company’s financial statements.

Note 3 – Intangible Assets

Intangible assets, net consisted of the following:

	September 30,	December 31,
	2025	2024
	(unaudited)
Patents	$1,997,653	$1,770,374
Trademarks	26,529	22,767
Other intangible assets	1,843,036	1,843,036
	3,867,218	3,636,177
Accumulated amortization - patents	(409,868)	(349,279)
Accumulated amortization - other intangible assets	(778,963)	(674,900)
	$2,678,387	$2,611,998

At September 30, 2025 and December 31, 2024, the Company capitalized $699,373 and $541,081, respectively, for costs related to patents that have not been awarded. Cost related to patents that have not yet been awarded are not amortized until patent issuance.

At September 30, 2025 and December 31, 2024, the Company capitalized $26,529 and $22,767, respectively, for costs related to trademarks. Costs related to indefinite life trademarks are not amortized but are subject to evaluation for potential impairment.

Amortization expense amounted to $55,253 and $164,652 for the three and nine months ended September 30, 2025, respectively, and $54,205 and $160,807 for the three and nine months ended September 30, 2024, respectively. Amortization expense for the succeeding five years and thereafter is $55,530 (remaining three months of 2025), $222,120 (2026-2029) and $1,008,475 (thereafter).

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

Future minimum payments under the Amended Lease are as follows:

For the Year Ended December 31,
2025 (remaining)	$30,405
2026	123,297
2027	126,703
2028	130,197
2029	88,579
Total lease payments	499,181
Less: imputed interest	(74,105)
Total lease liability	425,076
Less: current portion of lease liability	(90,646)
Long-term lease liability	$334,430

At September 30, 2025, the remaining lease term was 47 months.

For the three months ended September 30, 2025 and 2024, operating cash flows for lease payments totaled $30,405 and $29,597, respectively, and for the nine months ended September 30, 2025 and 2024, operating cash outflows for lease payments totaled $89,599 and $69,449, respectively. For the three months ended September 30, 2025 and 2024, operating lease cost, recognized on a straight-line basis, totaled $30,856 and $30,856, respectively, and for the nine months ended September 30, 2025 and 2024, operating lease cost, recognized on a straight-line basis, totaled $92,568 and $69,610, respectively.

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

At September 30, 2025, the estimated present value of future payments under the licensing agreements was $1,079,247 with $150,000 due and payable in the next twelve months. The Company is accruing interest for future payments related to these agreements.

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

Note 6 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was last amended in June 2023. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. At September 30, 2025, 320,724 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Life
	Options	Price	(in years)
Outstanding at December 31, 2024	509,414	$7.56	4.6
Forfeited/Expired	(138,600)	$7.78
Outstanding at September 30, 2025	370,814	$7.48	4.5
Exercisable at September 30, 2025	366,814	$7.42	4.5

A summary of the Company’s restricted stock unit (RSU) and performance stock unit (PSU) activity is as follows:

	RSUs	PSUs
Outstanding at December 31, 2024	331,715	114,000
Granted	131,421	80,000
Vested	(87,759)	—
Forfeited	(98,931)	(16,500)
Outstanding at September 30, 2025	276,446	177,500

During the nine months ended September 30, 2025, the Company granted 38,660 RSUs to Board members, 80,000 PSUs and 40,000 RSUs to executives and 52,761 RSUs to employees under the Plan. The estimated fair value of these equity grants was $1,042,282, of which $380,023 was recognized in stock-based compensation expense totaling $997,840 for the nine months ended September 30, 2025.

At September 30, 2025, there was $1,574,069 of unrecognized compensation cost related to non-vested equity awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.9 years.

Note 7 — Warrants

At September 30, 2025, the Company had no warrants outstanding. At December 31, 2024, the Company had 342,240 warrants outstanding with a weighted average exercise price of $8.90 per share. At September 30, 2025 and December 31, 2024, the Company had 653,827 and 763,827 pre-funded warrants outstanding, respectively, with an exercise price of $0.001 per share. During the nine months ended September 30, 2025, a warrant holder exercised 110,000 prefunded warrants for exercise proceeds of $110.

At September 30, 2025, all warrants were exercisable, although the warrants held by certain of the Company’s warrant holders may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such warrant holder does not exceed 4.99% (or, at the investor’s election, 9.99%) of the outstanding shares of the Company’s common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include, but are not limited to, statements regarding our future financial performance, liquidity, business condition and results of operations, expectations regarding future expenses and gross margins, future business plans, and expectations regarding design wins and other business developments. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;

●	our ability to generate revenue;

●	our limited operating history;

●	the size and growth of markets for our technology;

●	Our ability to continue as a going concern;

●	regulatory developments that may affect our business;

●	our ability to successfully develop new products and the expected performance of those products;

●

the performance of third-party consultants and service providers whom we have and will continue to rely on to assist us in development and commercialization of our B-TRAN® and related packaging and drive circuitry;

●	the rate and degree of market acceptance for our B-TRAN® and current and future B-TRAN® products;

●	the time required for third parties to redesign, test and certify their products incorporating our B-TRAN®;

●	our ability to successfully commercialize our B-TRAN® technology;

●	our ability to secure strategic partnerships with semiconductor fabricators and others related to our B-TRAN® technology;

●	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our technology;

●	the success of our efforts to manage cash spending, particularly prior to the commercialization of our B-TRAN® technology at scale;

●	trade protectionism, tariffs, and other barriers to trade that impact the availability or cost of the raw materials and components used in our products;

●	general economic conditions and events, including inflation, and the impact they may have on us and our potential partners and licensees;

●	our dependence on the global supply chain and impacts of supply chain disruptions;

●	our ability to obtain adequate financing in the future, if and when we need it;

●	changes in management and the board of directors, and our reliance on key personnel;

●	the impact of global health pandemics on our business, financial condition and results of operations;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this report.

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

We are in the process of commercializing our B-TRAN® technology and have launched our first three commercial products: the B-TRAN® Discrete, SymCool® Power Module and SymCool® IQ Intelligent Power Module. We generated $37,728 in revenue in the nine months ended September 30, 2025.

CEO Transition

Effective November 2, 2025, R. Daniel Brdar, the President and Chief Executive Officer and member of the Board of Directors of Ideal Power Inc., retired from all positions with us. Effective November 3, 2025, the Board appointed David Somo as the President and Chief Executive Officer and as a member of the Board of the Company.

Product Launches

In early 2023, we launched our SymCool® Power Module. This multi-die B-TRAN® module is designed to meet the very low conduction loss needs of the solid-state switchgear and electric vehicle (“EV”) contactor markets. We commenced shipment of SymCool® Power Modules to fulfill customer orders in 2024.

In late 2023, we launched the SymCool® IQ Intelligent Power Module (“IPM”). The SymCool® IQ IPM builds on the multi-die packaging design of our SymCool® Power Module and adds an integrated intelligent driver optimized for bidirectional operation. This product targets several markets including renewable energy, energy storage, EV charging and other industrial applications. We announced our first order for this product in late 2024.

Upon product launch, we design and build initial prototypes for testing and to solicit customer feedback. Based on the results of testing and customer feedback, we incorporate any necessary changes into the product design, build final prototypes and complete additional testing prior to full commercial release. To date, our customers have purchased prototypes in small quantities for evaluation and provided us feedback that has been incorporated into our final product designs. We expect significantly higher volume orders from customers once we secure a design win from them, and they start to build inventory in advance of launching their OEM products. For the product launches described above, we would expect the time from announcing a design win to the sale of the related OEM product to be roughly one year, although it may vary considerably depending on the customer. We would expect a significantly longer design cycle for automotive applications. Design wins are expected to result in significant revenue growth for us over time as product life cycles tend to be relatively long for power electronics products as changing to another technology would require an OEM to redesign their product. See “First Design Win” below.

Development Agreement

In 2022, we announced, and began the first phase of, a product development agreement with Stellantis, a top 10 global automaker, for a custom B-TRAN® power module for use in the automaker’s EV drivetrain inverters in its next generation EV platform. In the first phase of the program, we provided packaged B-TRAN® devices, test kits and technical data to Stellantis for their evaluation. In 2023, we secured, and began the second phase of, this program. In the second phase of the program, we collaborated with Stellantis and the program partners, including both the program’s packaging company and the organization building the initial drivetrain inverter, to supply B-TRAN® devices for integration into the custom power module and inverter designs. Also, as part of the second phase of the program, we provided Stellantis a comprehensive test plan for the testing required to achieve certification to automotive standards for B-TRAN®. The test plan was subsequently approved as submitted. In 2024, we successfully completed the second phase of the program. The next phase of the program builds on the completion of deliverables from the prior two program phases and transitions to Stellantis’ production team. We are currently finalizing the timing and scope of work for the next phase of the program with Stellantis. In August 2025, we secured an order from Stellantis for custom development and packaged devices targeting multiple EV applications.

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

First Design Win

In late 2024, we announced our first design win for solid-state circuit breakers (“SSCBs”) with one of the largest circuit protection equipment manufacturers in Asia serving the industrial and utility markets. In connection with this design win, we entered into a joint development agreement for a SSCB product incorporating multiple B-TRAN® devices. The agreement includes the product design, prototype builds and testing of the SSCB, which was targeted for completion in the second quarter of 2025, to be followed by commercial sales. We completed our deliverables, including SSCB prototypes, under the agreement in the first quarter of 2025, three months ahead of schedule. Recently, the customer successfully completed their testing of updated SSCB prototypes that included enhancements requested by the customer. The customer plans on gathering feedback on this new product from their end customers ahead of product launch.

Results of Operations

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

Revenue. Revenue was $24,450 for the three months ended September 30, 2025, compared to $554 in the three months ended September 30, 2024. Revenue in the three months ended September 30, 2025 related primarily to our completion of the first deliverable under the purchase order from Stellantis. See “Development Agreement” above.

Cost of Revenue. Cost of revenue was $26,069 for the three months ended September 30, 2025, compared to $1,511 in the three months ended September 30, 2024. Cost of revenue in the three months ended September 30, 2025 related primarily to the first deliverable under the purchase order from Stellantis.

Research and Development Expenses. Research and development expenses increased by $109,099, or 6%, to $1,793,162 in the three months ended September 30, 2025 from $1,684,063 in the three months ended September 30, 2024. The increase was due to higher semiconductor fabrication costs of $279,898, search and placement fees of $106,798 and other B-TRAN® development spending of $29,491, partly offset by lower personnel costs of $147,091 and stock-based compensation expense of $159,997.

General and Administrative Expenses. General and administrative expenses increased by $64,969, or 7%, to $958,938 in the three months ended September 30, 2025 from $893,969 in the three months ended September 30, 2024. The increase was due to higher search and placement fees of $121,900, patent impairments of $34,363 and other spending of $8,884, partly offset by lower investor relations spending of $100,178.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $54,044, or 17%, to $266,598 in the three months ended September 30, 2025 from $320,642 in the three months ended September 30, 2024. The decrease was due to lower personnel costs of $101,131, partly offset by higher search and placement fees of $46,596 and other spending of $491.

Loss from Operations. Our loss from operations for the three months ended September 30, 2025 was $3,020,317, or 4% higher, as compared to the $2,899,631 loss from operations for the three months ended September 30, 2024, for the reasons discussed above.

Interest Income, Net. Net interest income was $79,667 for the three months ended September 30, 2025, compared to $209,283 for the three months ended September 30, 2024, due primarily to the impact of a declining cash balance on interest earned on our money market account.

Net Loss. Our net loss for the three months ended September 30, 2025 was $2,940,650, or 9% higher, as compared to a net loss of $2,690,348 for the three months ended September 30, 2024, for the reasons discussed above.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

Revenue. Revenue was $37,728 for the nine months ended September 30, 2025, compared to $80,624 in the nine months ended September 30, 2024. For the nine months ended September 30, 2025, our revenue related to our completion of the first deliverable under the purchase order from Stellantis, development revenue in connection with our first design win and product revenue. For the nine months ended September 30, 2024, our revenue was primarily related to the completion of the second phase of our development agreement with Stellantis.

Cost of Revenue. Cost of revenue was $60,408 for the nine months ended September 30, 2025, compared to $87,483 in the nine months ended September 30, 2024. Cost of revenue in the nine months ended September 30, 2025 related to costs incurred to complete the first deliverable under the purchase order from Stellantis, development costs in connection with our first design win and costs from initial low volume shipments of our products. Cost of revenue in the nine months ended September 30, 2024 related primarily to our development agreement with Stellantis. We expect negative gross margin from product revenue at low volumes with significant improvement in gross margins as we commence higher volume production and shipments in the future.

Research and Development Expenses. Research and development expenses increased by $647,470, or 14%, to $5,261,173 in the nine months ended September 30, 2025 from $4,613,703 in the nine months ended September 30, 2024. The increase was due to higher semiconductor fabrication costs of $615,118, personnel costs of $117,555 and search and placement fees of $103,454, partly offset by lower stock-based compensation expense of $181,021 and other B-TRAN® development spending of $7,636. We expect relatively flat to modestly lower research and development expenses in the fourth quarter of 2025 as compared to the third quarter of 2025. There will be quarter-to-quarter variability to research and development expenses due to the timing of semiconductor fabrication runs, hiring and other development activities.

General and Administrative Expenses. General and administrative expenses increased by $60,957, or 2%, to $2,755,998 in the nine months ended September 30, 2025 from $2,695,041 in the nine months ended September 30, 2024. The increase was due to higher search and placement fees of $120,792, personnel costs of $82,880, stock-based compensation expense of $53,528 and other spending of $23,914, partly offset by lower investor relations spending of $220,157. We expect relatively flat to modestly higher general and administrative expenses, exclusive of stock-based compensation, in the fourth quarter of 2025 as compared to the third quarter of 2025.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $51,201, or 5%, to $945,791 in the nine months ended September 30, 2025 from $996,992 in the nine months ended September 30, 2024. The decrease was due to lower personnel costs of $101,659 and stock-based compensation expense of $38,476, partly offset by higher search and placement fees of $75,654 and other spending of $13,280. We expect relatively flat sales and marketing expenses in the fourth quarter of 2025 as compared to the third quarter of 2025 as we further commercialize our B-TRAN® technology.

Loss from Operations. Our loss from operations for the nine months ended September 30, 2025 was $8,985,642, or 8% higher, as compared to the $8,312,595 loss from operations for the nine months ended September 30, 2024, for the reasons discussed above.

Interest Income, Net. Net interest income was $305,203 for the nine months ended September 30, 2025 compared to $490,556 for the nine months ended September 30, 2024 due primarily to the impact of a declining cash balance on interest earned on our money market account.

Net Loss. Our net loss for the nine months ended September 30, 2025 was $8,680,439, or 11% higher, as compared to a net loss of $7,822,039 for the nine months ended September 30, 2024, for the reasons discussed above.

Liquidity and Capital Resources

We have incurred losses since inception. We have funded our operations to date primarily through the sale of common stock and pre-funded warrants.

At September 30, 2025, we had cash and cash equivalents of $8.4 million. Our net working capital at September 30, 2025 was $7.8 million. We had no outstanding debt at September 30, 2025.

These consolidated financial statements have been prepared on a going concern basis, which assumes we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities in the ordinary course of business. Our operations have resulted in a net loss of $8.7 million for the nine months ended September 30, 2025 and an accumulated deficit of $116.1 million at September 30, 2025. Our existing sources of liquidity at September 30, 2025 include cash and cash equivalents of $8.4 million. We have historically funded operations primarily through the sale of common stock and prefunded warrants. We are dependent on additional capital in order to sustain our ongoing operations as we currently generate minimal revenue with negative cash flows from operations since inception. The current cash balance and negative cash flow raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance of this Quarterly Report on Form 10-Q. Although we believe we have access to adequate sources of capital to fund our operations, we can provide no assurance that we will be able to secure additional equity or debt financing on terms acceptable to us or at all.

Operating activities in the nine months ended September 30, 2025 resulted in cash outflows of $6,973,275, which were due to the net loss for the period of $8,680,439, partly offset by stock-based compensation of $997,840, depreciation and amortization of $276,332, favorable balance sheet timing of $328,510 and other non-cash items of $104,482.

Operating activities in the nine months ended September 30, 2024 resulted in cash outflows of $6,192,707 which were due to the net loss for the period of $7,822,039, partly offset by stock-based compensation of $1,163,808, depreciation and amortization of $250,936, other non-cash items of $117,136 and favorable balance sheet timing of $97,452.

Investing activities in the nine months ended September 30, 2025 and 2024 resulted in cash outflows of $376,738 and $445,100, respectively, for the acquisition of intangible assets and fixed assets.

Financing activities in the nine months ended September 30, 2025 resulted in net cash outflows of $98,724 with a cash outflow of $98,834 in tax payments related to the vesting of restricted stock units slightly offset by a cash inflow of $110 from the exercise of pre-funded warrants.

Financing activities in the nine months ended September 30, 2024 resulted in cash inflows of $15,724,818 in net proceeds from the public offering of our common stock and pre-funded warrants, $1,018,898 from the exercise of warrants, and $86,757 from the exercise of stock options, slightly offset by $11,579 in tax payments related to the vesting of restricted stock units.

Critical Accounting Estimates

There have been no significant changes during the nine months ended September 30, 2025 to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer) of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025 and has concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 13, 2025	IDEAL POWER INC.

	By:	/s/ David Somo
David Somo
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer