Form 10-K
period 2025-12-31
Ideal Power Inc.
filed 2026-03-27
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $37.5 million as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last sales price reported for such date on The Nasdaq Capital Market. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant’s common equity are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2026, the issuer had 12,089,389 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2026 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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

We are in the process of commercializing our B-TRAN® technology and have launched our first two commercial products, the discrete B-TRAN® and the SymCool® Power Module. We generated $37,728 and $86,032, respectively, in commercial revenue in the years ended December 31, 2025 and 2024.

CEO Transition

Effective November 2, 2025, R. Daniel Brdar, the then President and Chief Executive Officer and member of the Board of Directors of the Company (the “Board”), retired from all positions with us. Effective November 3, 2025, the Board appointed David Somo as the President and Chief Executive Officer and as a member of the Board.

Product Launches

Our first commercial product launch was the discrete B-TRAN®. This single B-TRAN® die packaged for electrical connection is designed to meet the very low conduction loss needs of the solid-state circuit protection and electric vehicle (“EV”) contactor markets.

Our second commercial product launch was the SymCool® Power Module. This multi-die B-TRAN® module is also designed to meet the very low conduction loss needs of the solid-state circuit protection and EV contactor markets.

Upon product launch, we design and build initial prototypes for testing and to solicit customer feedback. Based on the results of testing and customer feedback, we incorporate any necessary changes into the product design, build final prototypes and complete additional testing prior to full commercial release. To date, our customers have purchased prototypes in small quantities for evaluation and provided us feedback that has been incorporated into our final product designs. We expect significantly higher volume orders from customers once we secure a design win from them, and they start to build inventory in advance of launching their OEM products. For the products described above, we would expect the time from announcing a design win to the sale of the related OEM product to be roughly twelve to eighteen months, although it may vary considerably depending on the customer and application. We would expect a significantly longer design cycle for automotive applications. Design wins are expected to result in significant revenue growth for us over time as product life cycles tend to be relatively long for power electronics products as changing to another technology would require an OEM to redesign their product. See "First Design Win” below.

Development Agreement

In 2022, we announced, and began the first phase of, a product development agreement with Stellantis, a top 10 global automaker, for a custom B-TRAN® power module for use in the automaker’s EV drivetrain inverters in its next generation EV platform. In the first phase of the program, we provided packaged B-TRAN® devices, test kits and technical data to Stellantis for their evaluation. In 2023, we secured, and began the second phase of, this program. In the second phase of the program, we collaborated with Stellantis and the program partners, including both the program’s packaging company and the organization building the initial drivetrain inverter, to supply B-TRAN® devices for integration into the custom power module and inverter designs. Also, as part of the second phase of the program, we provided Stellantis a comprehensive test plan for the testing required to achieve certification to automotive standards for B-TRAN®. The test plan was subsequently approved as submitted. In 2024, we successfully completed the second phase of the program. In August 2025, we secured an order from Stellantis for custom development and packaged devices targeting multiple EV applications. We completed the first of five deliverables under this purchase order in 2025. Also in 2025, Stellantis informed us that they are prioritizing the EV contactor application over the drivetrain inverter application. We are currently working to complete the remaining deliverables under the August 2025 purchase order and engaged with Stellantis on a potential EV contactor program.

Customer Engagements

We have announced several engagements and/or initial orders with large companies, including Stellantis and other global automakers, Forbes Global 500 diverse power management market leaders, global tier 1 automotive suppliers, circuit protection market leaders, inverter / energy storage market leaders and others. These companies intend to test and evaluate, or are already in the process of testing and evaluating, our technology for use in their applications. These engagements could lead to future design wins or custom development agreements. We also announced agreements with multiple distribution partners. We may add other distribution partners in the future. Recently, we signed a letter of intent with a power module maker in Asia to manufacture and offer B-TRAN®-based power modules for sale to their customers. We may engage with other power module manufacturers or others in the power semiconductor ecosystem in the future to further expand the channels to market for products incorporating our technology.

First Design Win

In late 2024, we announced our first design win for solid-state circuit breakers (“SSCBs”) with one of the largest circuit protection equipment manufacturers in Asia serving the data center, renewable energy, energy storage, EV and other industrial markets. In connection with this design win, we entered into a joint development agreement for a SSCB product incorporating multiple B-TRAN® devices. The agreement included the product design, prototype builds and testing of the SSCB. We completed our deliverables, including SSCB prototypes, under this agreement in the first quarter of 2025. In the third quarter of 2025, the customer successfully completed their testing of updated SSCB prototypes that included enhancements requested by the customer. The customer plans on gathering feedback on this new product from their end customers ahead of product launch. In February 2026, we entered into a multi-year strategic cooperation agreement with this customer for the design, development and worldwide sales of circuit protection solutions including SSCBs, battery disconnect units and EV contactors featuring B-TRAN®. We expect to announce additional design wins and/or custom development agreements with this customer and/or other customers in 2026.

February 2026 Offering

In February 2026, we issued and sold 3,505,855 shares of our common stock at a price of $2.75 per share and 952,881 pre-funded warrants to purchase shares of common stock at a price of $2.749 per pre-funded warrant in an underwritten public offering and 631,332 pre-funded warrants to purchase shares of common stock at a price of $2.749 per pre-funded warrant in a concurrent private placement (taken together, the “February 2026 Offering”). The pre-funded warrants have an exercise price of $0.001 per share. The estimated net proceeds to us from the February 2026 Offering are $12.6 million. We intend to use the net proceeds from the February 2026 Offering to fund further commercialization and development of our B-TRAN® technology and products and general corporate and working capital purposes.

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

These semiconductor devices are primarily used in power conversion such as in changing voltages and frequencies, as well as changing direct current (“DC”) to alternating current (“AC”) and AC to DC. They play an indispensable role in accurately driving motors from low to high speeds, controlling the voltage and flow of electricity in electric and hybrid electric vehicles, supplying power grids with power generated from solar cells or wind turbines with less power loss, and providing a stable source of electricity to various home appliances and electrical equipment. In recent years, there has been greater demand placed on the power grid to support the substantial growth in AI data centers as well as vehicle electrification and renewable energy sources, this in turn is driving the quest for energy-savings and power consumption reductions and, as a result, the need for power semiconductors that minimize power loss has been increasing.

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

The end-use market is classified into automotive, industrial, renewable energy, telecommunication, consumer electronics, aerospace and defense, data centers and others. Among these, automotive electronics accounts for significant consumption of power semiconductors. The number of semiconductors in vehicles has surged in recent years with the rising adoption of electric vehicles and hybrid electric vehicles. Further, the advent of drive-by-wire or x-by-wire technologies has led to a rise in number of electric components in vehicles over mechanical vehicle parts. This rise helps reduce vehicle weight which is directly related to improved fuel efficiency and reduced vehicular emissions. The heavy consumption of power semiconductors across several end-use markets such as AI data centers, industrial, automotive and renewable energy is a key growth driver of the power semiconductor market.

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

Leading players in the global power semiconductor market include Infineon Technologies AG, Texas Instruments, onsemi, Fuji Electric Co. Ltd., ST Microelectronics N.V., Mitsubishi Electric Group, Rohm Semiconductor, and Renesas Electronics. While these companies are potential competitors, they are also potential licensees for our B-TRAN® technology as there is not, to our knowledge, a high-efficiency bidirectional design available in the market. See “—Competition.”

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

Based on discrete B-TRAN® device and SymCool® Power Module testing, we believe that the B-TRAN® can significantly improve electrical efficiency in solid-state circuit protection and power converters along with many other power conversion applications. Compared to conventional power switches, such as IGBTs, B-TRAN® can reduce power losses by 50% or more depending on the application. This higher efficiency will substantially reduce the heat generated by the operation of products utilizing this technology. As a result, products incorporating B-TRAN® have lower thermal management requirements. This in turn requires a significantly smaller surface area for heat dissipation which enables increased power density, or power per pound, and potentially smaller original equipment manufacturer, or OEM, products. In addition, B-TRAN®’s symmetric bidirectional operation reduces the number of components by 75% as compared to a conventional bidirectional switch utilizing IGBTs and diodes. This highly efficient and, we believe, unique symmetric operation should provide a strong competitive advantage in bidirectional applications which are growing at rapid rates due to the growth in AI data centers, the electrification of transportation, the shift to renewable energy coupled with energy storage and utility grid modernization.

We have qualified two foundries that both successfully fabricated B-TRAN® wafers, validating the ability to make B-TRAN® semiconductor power switches using conventional silicon semiconductor fabrication equipment and processes. Test results measured B-TRAN® electrical losses at less than 50% that of conventional power switches such as silicon IGBTs.

As part of the B-TRAN® development and commercialization process and in partnership with our semiconductor fabrication partners, we continue with additional B-TRAN® wafer runs, incorporating the results of prior runs and subsequent testing into the B-TRAN® wafer fabrication. With the double-sided transistor behavior and low conduction losses validated and upgrades and improvements in the manufacturing process implemented, we began shipping prototype discrete B-TRAN® devices to large companies in mid-2023. In early 2024, we commenced shipments of prototype SymCool® Power Modules to fulfill customer orders.

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

Target markets for current and future B-TRAN®-based products include, but are not limited to, AI data centers, solid-state circuit protection, static transfer switches (“STS”), electric and plug-in hybrid electric vehicles, electric vehicle charging, renewable energy and energy storage systems uninterruptible power supplies (“UPS”), industrial motor drives, solid state transformers (“SST”), power distribution and transmission switches and other industrial and defense markets. These markets typically utilize IGBTs and more recently silicon carbide (“SiC”) MOSFETs for power switching in their applications. According to Mordor Intelligence, the power electronics market is forecasted to grow to $37.7 billion by 2028. We are initially targeting markets where B-TRAN® is an enabling technology, such as solid-state circuit breakers, static transfer switches and EV contactors, and large and growing segments of the power semiconductor market, such as AI data centers, electric and hybrid electric vehicles, electric vehicle charging, renewable energy and energy storage. We believe that B-TRAN® provides a competitive advantage in several applications due to its higher efficiency and inherent bidirectionality

Intellectual Property

We rely on a combination of patents, trade secrets, laws that protect intellectual property, confidentiality procedures and contractual restrictions with our employees and others to establish and protect our intellectual property rights. As of December 31, 2025, we had 52 U.S. and 47 foreign issued patents as well as 76 additional pending U.S. and international patent applications on our B-TRAN® technology. Our first B-TRAN® patent issued in 2015 and our patents generally have a 20-year life from the date of initial filing prior to expiration. We expect to continue to build our patent estate for our B-TRAN® technology and other technological developments that broaden the scope of our technology platform. In addition, we treat the proprietary dual-sided wafer fabrication process we developed to produce B-TRAN® wafers as a trade secret.

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

At December 31, 2025, the estimated present value of future payments under these licensing agreements was $1,036,538 with $150,000 due and payable in 2026. We are accruing interest for future payments related to these agreements.

Competition

We compete against well-established incumbent power semiconductor device suppliers, including companies that already operate at a large scale in the single-sided (unidirectional) power switch market with IGBTs and MOSFETs, including silicon carbide MOSFETs. Many of these suppliers are now selling modules that utilize multiple conventional power switches to form a bidirectional circuit. We continue to monitor the competitive landscape for offerings or potential offerings based on new technologies with inherent bidirectionality. Many, if not all of our competitors, have greater financial resources, more comprehensive product offerings, broader market presence, longer standing relationships with business partners, longer operating histories, greater manufacturing capabilities, stronger brand recognition, and greater sales and marketing resources than we have. To date, we are not aware of any offerings or potential offerings based on a true high efficiency bidirectional design for high power applications other than potential products based on our B-TRAN® technology.

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

Government Approval and Regulation

Government approval is not required for us to license our B-TRAN® technology or sell B-TRAN® devices or products. However, government support for semiconductors and certain of our target markets including electric and hybrid electric vehicles, electric vehicle charging infrastructure, renewable energy, grid storage and improved grid resiliency may impact the size and growth rate of semiconductors and these potential target markets. In recent years, there has been a trend in both the United States and abroad to support the adoption of electric vehicles and renewable energy due to increased concern regarding the effects of climate change. In the United States and under the Trump administration, this governmental support has significantly diminished. Government support for semiconductors and our potential target markets in the United States and abroad could have a material and positive impact on our business if our B-TRAN® technology is successfully commercialized, particularly in these markets. A lack of government support, on the other hand, may have a material and negative impact on our business if this lack of support results in slower adoption of products in our target markets, like electric vehicles, until such time that the cost and performance improve for these products enough that government support is unnecessary for mass adoption. Regardless of the administration in the U.S., the market for semiconductors and our target markets is global and we believe there continues to be strong macro-trends regarding the growth in AI data centers, the adoption of electric vehicles and associated charging systems, renewable energy and energy storage, and electrification, including grid modernization.

Employees

As of February 28, 2026, we had 17 full-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

Available Information

Our Internet address is www.idealpower.com and our investor relations website is located at idealpower.com/investors-overview/. We make available free of charge on our investor relations website under the heading “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports and our Proxy Statement as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. These reports are also available free of charge via EDGAR through the Securities and Exchange Commission’s (“SEC”) website (www.sec.gov) as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. We also make available on our website, our corporate governance documents, including our code of business conduct and ethics. Information contained on our website (or any other website referred to in this Annual Report on Form 10-K) is not incorporated by reference into this Annual Report on Form 10-K.

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

Since inception, we have sustained approximately $118 million in net losses and we had net losses for the years ended December 31, 2025 and 2024 of approximately $10.6 million and $10.4 million, respectively. We expect to incur losses and negative cash flows from operating activities at least until such time as we have commercialized our B-TRAN® technology and developed a substantial and stable revenue base. We cannot assure you that we can develop a substantial and stable revenue base or achieve or sustain profitability in the future.

We have been funding operations primarily through the sale of common stock and pre-funded warrants. We currently generate limited commercial revenue, and, in order to fund our operations until we are profitable, we will need to raise additional funds and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms if and as needed, we may not be able to execute our business plan and generate sustainable revenue. This may seriously harm our business, financial condition and results of operations. In the event we are not able to continue operations, you will likely suffer a complete loss of your investment in our securities.

Product development and commercialization is an inherently uncertain process, and we may encounter unanticipated development and/or commercialization challenges and may not be able to meet our product design and/or commercialization milestones.

Prototype and product development and testing may be subject to unanticipated and significant delays, expenses and technical or other problems. We cannot guarantee that we will successfully achieve our milestones within our planned timeframe or ever. We have developed and tested discrete B-TRAN® devices and SymCool® power modules. We cannot predict whether future prototypes of, or actual, B-TRAN® products will achieve results consistent with our expectations, third-party simulations or the expectations of our potential customers and/or licensees. A prototype or product could cost significantly more than expected or the prototype or product design fabrication process could uncover problems that are not consistent with our expectations. Prototypes of B-TRAN® devices and new product introductions are a material part of our business plan, and if they are not proven to be successful, our business and prospects would be harmed. In addition, for both testing and commercialization purposes, the B-TRAN® needs to be packaged and paired with an efficient driver. Driver development is subject to similar risks as B-TRAN® prototype and product development including being subject to unanticipated and significant delays, expenses and technical or other problems.

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

The marketing and sale of our future products to end user customers may be conducted by us, distributors, sales representatives, future licensees of our technology or likely a combination thereof. Consequently, the commercial success of our products may depend, to a great extent, on the efforts of others. We may not be able to identify, maintain or establish appropriate relationships in the future. We can give no assurance that any such third parties will focus adequate resources on selling our products or will be successful in selling them. In addition, these third parties may require customization of our designs or other concessions that could reduce the potential profitability of these relationships. Failure to develop favorable licensing relationships in our target markets may adversely affect our commercialization schedule and, to the extent we enter into such relationships, the failure of our licensees to focus adequate resources on selling our products or be successful in selling them or to meet their monetary obligations to us may adversely affect our financial condition and results of operations. In the last two years, we added four distribution partners. We can provide no assurance that these distributors will be successful in selling our products or that we will be able to secure additional distribution partners in the future.

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

We are in the process of developing and commercializing products for use in our target markets, which include, among others, AI data centers, solid-state circuit protection, electric and plug-in hybrid electric vehicles, electric vehicle charging infrastructure, renewable energy, grid storage and improved grid resiliency. Governmental support for these markets and technologies may impact the size and growth rate of these markets and, as a result, our business. In recent years, the federal government and many states adopted regulations and established incentives to accelerate a transition to electric vehicles and promote the development and use of renewable energy in the United States. However, after the new U.S. administration took office in January 2025, there has been less support for these markets and technologies at the federal level as priorities have shifted to other areas. For example, in January 2025, the new U.S. administration took action to revoke the prior administration’s order that EVs make up half of all new cars sold in the U.S. by 2030, repealed certain tax credit programs for EV purchases and paused funding under the Inflation Reduction Act for a network of EV charging stations. While it is difficult to gauge the impact that the U.S. administration and its actions will have on the global growth and scaling of our target markets and related technologies, reduced government support in the United States and abroad could cause growth in these global markets to slow or contract, which may have a material adverse effect on our prospects, business, future operating results and financial condition.

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

We may pursue funding a portion of our development efforts with funds received under government grants. However, we may not be awarded any such grants in the future, any such grant awards may be insufficient to fund a meaningful portion of our development spending and/or the timing of the receipt of any such award or awards may not coincide with the planned timing of our development efforts. Grants are subject to long procurement cycles, typically 6 to 12 months, and there may not be open grant solicitations for topics relevant to our B-TRAN® technology. Grant topics are typically identified 1 to 2 years prior to the opening of the grant solicitation and the windows to submit proposals are discrete time periods. Further, the award of grants is a subjective process and government agencies often do not provide detailed feedback on why a grant was not received.

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

We have net operating loss carryforwards due to prior period losses generated before January 1, 2026 which if not utilized will begin to expire in 2031 for net operating loss carryforwards prior to 2018 and which do not expire for net operating loss carryforwards for 2018 and thereafter. If we are unable to generate sufficient taxable income to utilize our net operating loss carryforwards, pre-2018 carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

We are authorized to issue 10,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by our Board. Our Board is empowered, without stockholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could reduce the voting rights and powers of our common stock and the portion of our assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of our common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of the investors in our common stock. We cannot assure you that we will not, under certain circumstances, issue shares of our preferred stock. At December 31, 2025, we had no shares of preferred stock outstanding.

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

Shares eligible for future sale, including pre-funded warrants and options exercisable into shares of our common stock and restricted stock units and performance stock units subject to future vesting, may cause dilution to our existing stockholders and may adversely affect the market for our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

At December 31, 2025, we had 8,537,387 shares of common stock outstanding and 653,827 pre-funded warrants with an exercise price of $0.001 that are included in our computation of basic earnings per share. Shares beneficially owned by our affiliates, if any, and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act, various vesting agreements, our insider trading policy and/or any applicable 10b5-1 trading plan. Shares that are not beneficially owned by our affiliates and employees generally can be freely sold in the public market, potentially subject in some cases to restrictions under Rule 144.

At December 31, 2025, we had 1,373,809 potentially dilutive shares outstanding, exclusive of pre-funded warrants to purchase shares of common stock that are considered outstanding common shares and included in our computation of basic earnings per share, and we may grant additional options, restricted stock units, performance stock units, other stock-based awards and/or warrants in the future. The holders of vested options or pre-funded warrants may exercise their options and/or pre-funded warrants and sell a large number of shares. Any sale of a substantial number of shares of our common stock may have a material adverse effect on the market price of our common stock.

Raising additional capital, as necessary, may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

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

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. As of December 31, 2025, one securities analyst published reports on us. If this securities analyst stops publishing reports on us and no other securities analysts initiate coverage on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, if this securities analyst downgrades his rating of our stock or one or more analysts initiate coverage on us but issues an adverse opinion regarding our stock, our stock price may decline.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C:	CYBERSECURITY

Our Board oversees our comprehensive cybersecurity program. Our cybersecurity program is managed by our Chief Financial Officer in collaboration with a specialized third-party service provider. Our Chief Financial Officer has over ten years’ experience managing information technology (“IT”), including cybersecurity, and is the designated Chief Information Officer under our Information Resources Policy. As of the date of this Annual Report on Form 10-K, we know of no cybersecurity incident that has or is likely to materially affect us, our business strategy, our results of operations, or our financial condition. We employ a robust, multi-layer approach to identify and mitigate cybersecurity risks, such as anti-virus and content filtering to protect against malware and inappropriate content, weekly patch management, network firewall monitoring to detect and prevent unauthorized access, off-site email back-ups to safeguard data integrity and availability, endpoint threat detection and threat hunting to identify and respond to potential threats, and multi-factor authentication and security hardening to reinforce system defenses. Previously, we conducted a thorough cybersecurity assessment with our third-party service provider. Based on their recommendations, we implemented several cybersecurity enhancements in 2024. We did not make any significant changes to our cybersecurity environment in 2025. To date and to our knowledge, no external entity has successfully breached our systems. If a breach were to be discovered, our Chief Financial Officer would promptly inform our Chief Executive Officer, who would then communicate the details to our Board.

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

Our principal office is located at 5508 Highway 290 West, Suite 120, Austin, Texas 78735. We lease 5,775 square feet of office and laboratory space. The lease, as amended, commenced on July 1, 2024 and, as of December 31, 2025, the remaining term of the lease is 44 months.

ITEM 3:	LEGAL PROCEEDINGS

We may be subject to litigation from time to time in the ordinary course of business. We are not currently party to any legal proceedings.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “IPWR.” As of March 25, 2026, we had 21 shareholders of record.

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

We are in the process of commercializing our B-TRAN® technology and have launched our first two commercial products, the discrete B-TRAN® and the SymCool® Power Module. We generated $37,728 and $86,032, respectively, in commercial revenue in the years ended December 31, 2025 and 2024.

CEO Transition

Effective November 2, 2025, R. Daniel Brdar, the then President and Chief Executive Officer and member of the Board of Directors of the Company (the “Board”), retired from all positions with us. Effective November 3, 2025, the Board appointed David Somo as the President and Chief Executive Officer and as a member of the Board.

Product Launches

Our first commercial product launch was the discrete B-TRAN®. This single B-TRAN® die packaged for electrical connection is designed to meet the very low conduction loss needs of the solid-state circuit protection and electric vehicle (“EV”) contactor markets.

Our second commercial product launch was the SymCool® Power Module. This multi-die B-TRAN® module is also designed to meet the very low conduction loss needs of the solid-state circuit protection and EV contactor markets.

Upon product launch, we design and build initial prototypes for testing and to solicit customer feedback. Based on the results of testing and customer feedback, we incorporate any necessary changes into the product design, build final prototypes and complete additional testing prior to full commercial release. To date, our customers have purchased prototypes in small quantities for evaluation and provided us feedback that has been incorporated into our final product designs. We expect significantly higher volume orders from customers once we secure a design win from them, and they start to build inventory in advance of launching their OEM products. For the products described above, we would expect the time from announcing a design win to the sale of the related OEM product to be roughly twelve to eighteen months, although it may vary considerably depending on the customer and application. We would expect a significantly longer design cycle for automotive applications. Design wins are expected to result in significant revenue growth for us over time as product life cycles tend to be relatively long for power electronics products as changing to another technology would require an OEM to redesign their product. See "First Design Win” below.

Development Agreement

In 2022, we announced, and began the first phase of, a product development agreement with Stellantis, a top 10 global automaker, for a custom B-TRAN® power module for use in the automaker’s EV drivetrain inverters in its next generation EV platform. In the first phase of the program, we provided packaged B-TRAN® devices, test kits and technical data to Stellantis for their evaluation. In 2023, we secured, and began the second phase of, this program. In the second phase of the program, we collaborated with Stellantis and the program partners, including both the program’s packaging company and the organization building the initial drivetrain inverter, to supply B-TRAN® devices for integration into the custom power module and inverter designs. Also, as part of the second phase of the program, we provided Stellantis a comprehensive test plan for the testing required to achieve certification to automotive standards for B-TRAN®. The test plan was subsequently approved as submitted. In 2024, we successfully completed the second phase of the program. In August 2025, we secured an order from Stellantis for custom development and packaged devices targeting multiple EV applications. We completed the first of five deliverables under this purchase order in 2025. Also in 2025, Stellantis informed us that they are prioritizing the EV contactor application over the drivetrain inverter application. We are currently working to complete the remaining deliverables under the August 2025 purchase order and engaged with Stellantis on a potential EV contactor program.

Customer Engagements

We have announced several engagements and/or initial orders with large companies, including Stellantis and other global automakers, Forbes Global 500 diverse power management market leaders, global tier 1 automotive suppliers, circuit protection market leaders, inverter / energy storage market leaders and others. These companies intend to test and evaluate, or are already in the process of testing and evaluating, our technology for use in their applications. These engagements could lead to future design wins or custom development agreements. We also announced agreements with multiple distribution partners. We may add other distribution partners in the future. Recently, we signed a letter of intent with a power module maker in Asia to manufacture and offer B-TRAN®-based power modules for sale to their customers. We may engage with other power module manufacturers or others in the power semiconductor ecosystem in the future to further expand the channels to market for products incorporating our technology.

First Design Win

In late 2024, we announced our first design win for solid-state circuit breakers (“SSCBs”) with one of the largest circuit protection equipment manufacturers in Asia serving the data center, renewable energy, energy storage, EV and other industrial markets. In connection with this design win, we entered into a joint development agreement for a SSCB product incorporating multiple B-TRAN® devices. The agreement included the product design, prototype builds and testing of the SSCB. We completed our deliverables, including SSCB prototypes, under this agreement in the first quarter of 2025. In the third quarter of 2025, the customer successfully completed their testing of updated SSCB prototypes that included enhancements requested by the customer. The customer plans on gathering feedback on this new product from their end customers ahead of product launch. In February 2026, we entered into a multi-year strategic cooperation agreement with this customer for the design, development and worldwide sales of circuit protection solutions including SSCBs, battery disconnect units and EV contactors featuring B-TRAN®. We expect to announce additional design wins and/or custom development agreements with this customer and/or other customers in 2026.

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

February 2026 Offering

In February 2026, we issued and sold 3,505,855 shares of our common stock at a price of $2.75 per share and 952,881 pre-funded warrants to purchase shares of common stock at a price of $2.749 per pre-funded warrant in an underwritten public offering and 631,332 pre-funded warrants to purchase shares of common stock at a price of $2.749 per pre-funded warrant in a concurrent private placement (taken together, the “February 2026 Offering”). The pre-funded warrants have an exercise price of $0.001 per share. The estimated net proceeds to us from the February 2026 Offering are $12.6 million. We intend to use the net proceeds from the February 2026 Offering to fund further commercialization and development of our B-TRAN® technology and products and general corporate and working capital purposes.

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

Stock-Based Compensation. We apply FASB ASC 718, “Stock Compensation,” when recording stock-based compensation. Grants to non-employees are also accounted for under ASC 718. The fair value of each restricted stock unit award is the closing pricing of our stock on the date of grant. The fair value of each performance stock unit award with market conditions is estimated on the date of grant using a Monte Carlo simulation. The fair value of each performance stock unit award with performance conditions is determined based on the closing price of our stock on the date of grant and on whether it is probable that the performance conditions will be achieved. We reassess the probability of vesting at each reporting period for performance stock units with performance conditions. We did not grant any stock option awards in the years ended December 31, 2025 and 2024.

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

Impairment of Long-Lived Assets. The long-lived assets, consisting of property and equipment and intangible assets, held and used by us are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. We determined that there was a $41,122 impairment in the value of long-lived assets during the year ended December 31, 2025 and a $77,444 impairment in the value of long-lived assets during the year ended December 31, 2024.

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

We have concluded that it is more likely than not that we will not have sufficient foreseeable taxable income within the carryforward period as applicable and permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2025 and 2024.

Results of Operations

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

Revenue. Revenue was $37,728 in the year ended December 31, 2025 compared to $86,032 in the year ended December 31, 2024. In both years, our revenue related to development agreements and low-volume product sales. We expect to recognize modest revenue from both product sales and development agreements in 2026.

Cost of Revenue. Cost of revenue was $60,408 and $93,409 for the years ended December 31, 2025 and 2024, respectively.

Gross Loss. Our gross loss was $22,680 for the year ended December 31, 2025 compared to $7,377 for the year ended December 31, 2024 due to the higher costs associated with initial low volume production and, in 2025, costs exceeding revenue under the development agreement with our first design win customer. We expect a gross loss in 2026 due to the higher costs associated with low volume production.

Research and Development Expenses.  Research and development expenses decreased by $160,007, or 3%, to $6,047,211 in the year ended December 31, 2025 from $6,207,218 in the year ended December 31, 2024. The decrease was due to lower stock-based compensation expense of $856,914, primarily due to the forfeiture of unvested performance stock units and restricted stock units, and prototyping, packaging and testing costs of $198,296, partly offset by higher semiconductor foundry costs, as we were engaged for the full year with two foundries, of $755,390, search and placement fees of $104,286 and other B-TRAN® spending of $35,527. We expect higher research and development expenses in 2026 due to significantly lower expected stock unit forfeitures as well as higher spending to further develop our B-TRAN® technology and products and related drive circuitry.

General and Administrative Expenses. General and administrative expenses increased by $158,254, or 4%, to $3,766,790 in the year ended December 31, 2025 from $3,608,536 in the year ended December 31, 2024. The increase was due to higher search and placement fees of $220,519, stock-based compensation expense of $137,535, legal fees of $94,161 and other spending of $35,366, partly offset by lower investor relations spending of $329,327. We expect moderately higher general and administrative expenses, exclusive of stock-based compensation, in 2026.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $151,536, or 12%, to $1,096,508 in the year ended December 31, 2025 from $1,248,044 in the year ended December 31, 2024. The decrease was due primarily to lower stock-based compensation expense, on the forfeiture of previously granted but unvested equity awards, of $147,703 and personnel costs of $103,918, partly offset by higher search and placement fees of $72,454 and other costs of $27,631. We expect higher sales and marketing expenses in 2026 as we add sales personnel, expand our engagement and sales pipeline with prospective customers, and further commercialize our B-TRAN® technology and related products.

Loss from Operations. Our loss from operations for the year ended December 31, 2025 was $10,933,189 or 1% lower than our $11,071,175 loss from operations for the year ended December 31, 2024, driven by the factors discussed above.

Interest Income, Net. Interest income, net decreased by $298,593 to $354,769 for the year ended December 31, 2025 from $653,362 for the year ended December 31, 2024 due to a declining cash balance in, and lower interest rates on, our money market account in 2025 compared to 2024.

Net Loss. Our net loss increased by $160,607 or 2%, to $10,578,420 for the year ended December 31, 2025 from a net loss of $10,417,813 for the year ended December 31, 2024 for the reasons discussed above.

Liquidity and Capital Resources

In 2025, we generated revenue of $37,728. In 2026, we expect growth in revenue from product development agreements and product sales although we do not expect to recognize a gross profit. We have incurred losses since our inception. We have funded our operations to date primarily through the sale of common stock and common stock equivalents.

As of December 31, 2025 and 2024, we had cash and cash equivalents of $6,129,049 and $15,842,850, respectively. Our net working capital and long-term debt at December 31, 2025 were $5,567,488 and $0, respectively.

We believe that our cash and cash equivalents on hand will be sufficient to meet our ongoing liquidity needs for at least the next 12 months. See “February 2026 Offering” below. Additional future financing may be necessary to fund our operations and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets could each impact our business and liquidity.

Operating activities in the year ended December 31, 2025 resulted in cash outflows of $9,135,479, which were due to the net loss for the period of $10,578,420, partly offset by other non-cash items including stock-based compensation of $729,173, depreciation and amortization of $371,419, amortization of right of use asset of $86,100, and asset impairments of $77,109 as well as favorable balance sheet timing of $179,140.

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

We expect an increase in cash outflows from operating activities in 2026 as we further commercialize our B-TRAN® technology.

Investing activities in the years ended December 31, 2025 and 2024 resulted in cash outflows of $449,494 and $506,428, respectively. For the year ended December 31, 2025, cash outflows for the acquisition of intangible assets were $330,013 and capital expenditures were $119,481. For the year ended December 31, 2024, cash outflows for the acquisition of intangible assets were $309,162 and capital expenditures were $197,266. Our capital expenditures in both years were primarily for lab testing equipment.

Financing activities in the year ended December 31, 2025 resulted in a net cash outflow of $128,828 due to the payment of withholding taxes on the vesting of restricted stock units of $128,938, slightly offset by $110 in proceeds from the exercise of pre-funded warrants. Financing activities in the year ended December 31, 2024 resulted in a net cash inflow of $16,617,023 due to net proceeds from our 2024 Public Offering of $15,724,818 and proceeds from warrant and stock option exercises of $1,120,513, slightly offset by $228,308 for the payment of withholding taxes on the vesting of restricted stock units.

February 2026 Offering

In February 2026, we issued and sold 3,505,855 shares of our common stock at a price of $2.75 per share and 952,881 pre-funded warrants to purchase shares of common stock at a price of $2.749 per pre-funded warrant in an underwritten public offering and 631,332 pre-funded warrants to purchase shares of common stock at a price of $2.749 per pre-funded warrant in a concurrent private placement (taken together, the “February 2026 Offering”). The pre-funded warrants have an exercise price of $0.001 per share. The estimated net proceeds to us from the February 2026 Offering are $12.6 million. We intend to use the net proceeds from the February 2026 Offering to fund further commercialization and development of our B-TRAN® technology and products and general corporate and working capital purposes.

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

Future minimum payments under the Amended Lease are as follows:

For the Year Ended December 31,
2026	$123,297
2027	126,703
2028	130,197
2029	88,579
Total lease payments	468,776
Less: imputed interest	(65,441)
Total lease liability	403,335
Less: current portion of lease liability	(93,435)
Long-term lease liability	$309,900

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

At December 31, 2025, the estimated present value of future payments under these licensing agreements was $1,036,538 with $150,000 due and payable in 2026. We are accruing interest for future payments related to these agreements.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ideal Power Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ideal Power Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Carrying Value of Intangible Assets

As described in Notes 2 and 5 to the financial statements, the Company’s intangible asset, net balance was $2.7 million as of December 31, 2025. The Company capitalizes third-party legal costs and filing fees, if any, associated with obtaining patents or other intangible assets. Once the patent asset has been placed in service, the Company amortizes these costs over the shorter of the asset’s legal or estimated economic life using the straight-line method. The Company also evaluates for potential impairment of long-lived assets, including intangible assets composed of patents, no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

San Jose, California

March 27, 2026

IDEAL POWER INC.

Balance Sheets

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$6,129,049	$15,842,850
Accounts receivable, net	24,000	692
Inventory	9,700	96,406
Prepayments and other current assets	377,901	356,658
Total current assets	6,540,650	16,296,606

Property and equipment, net	376,717	415,232
Intangible assets, net	2,687,466	2,611,998
Right of use asset	397,397	483,497
Other assets	44,459	19,351
Total assets	$10,046,689	$19,826,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$408,398	$104,117
Accrued expenses	471,329	374,012
Current portion of lease liability	93,435	82,681
Total current liabilities	973,162	560,810

Long-term lease liability	309,900	403,335
Other long-term liabilities	886,538	1,007,375
Total liabilities	2,169,600	1,971,520

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,538,708 shares issued and 8,537,387 shares outstanding at December 31, 2025 and 8,336,812 shares issued and 8,335,491 shares outstanding at December 31, 2024	8,539	8,337
Additional paid-in capital	125,927,443	125,327,300
Treasury stock, at cost; 1,321 shares at December 31, 2025 and 2024, respectively	(13,210)	(13,210)
Accumulated deficit	(118,045,683)	(107,467,263)
Total stockholders’ equity	7,877,089	17,855,164
Total liabilities and stockholders’ equity	$10,046,689	$19,826,684

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statements of Operations

	For the Year Ended
	December 31,
	2025	2024
Revenue	$37,728	$86,032
Cost of revenue	60,408	93,409
Gross loss	(22,680)	(7,377)

Operating expenses:
Research and development	6,047,211	6,207,218
General and administrative	3,766,790	3,608,536
Sales and marketing	1,096,508	1,248,044
Total operating expenses	10,910,509	11,063,798

Loss from operations	(10,933,189)	(11,071,175)

Interest income, net	354,769	653,362

Net loss	$(10,578,420)	$(10,417,813)

Net loss per share – basic and diluted	$(1.16)	$(1.28)

Weighted average number of shares outstanding – basic and diluted	9,135,261	8,165,485

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statement of Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2023	5,998,018	$5,998	$107,116,362	1,321	$(13,210)	$(97,049,450)	$10,059,700
Issuance of common stock and pre-funded warrants	1,666,668	1,667	15,723,151	—	—	—	15,724,818
Exercise of options and warrants	575,829	576	1,119,938	—	—	—	1,120,514
Vesting of restricted stock units	96,297	96	(228,405)	—	—	—	(228,309)
Stock-based compensation	—	—	1,596,254	—	—	—	1,596,254
Net loss for the year ended December 31, 2024	—	—	—	—	—	(10,417,813)	(10,417,813)
Balances at December 31, 2024	8,336,812	8,337	125,327,300	1,321	(13,210)	(107,467,263)	17,855,164
Exercise of pre-funded warrants	110,000	110	—	—	—	—	110
Vesting of restricted stock units	91,896	92	(129,030)	—	—	—	(128,938)
Stock-based compensation	—	—	729,173	—	—	—	729,173
Net loss for the year ended December 31, 2025	—	—	—	—	—	(10,578,420)	(10,578,420)
Balances at December 31, 2025	8,538,708	$8,539	$125,927,443	1,321	$(13,210)	$(118,045,683)	$7,877,089

The accompanying notes are an integral part of these financial statements.

IDEAL POWER INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,578,420)	$(10,417,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	371,419	341,045
Amortization of right of use asset	86,100	75,476
Write-off of inventory	35,987	—
Write-off of capitalized patents	34,363	62,073
Write-off of property and equipment	6,759	15,371
Gain on lease termination	—	(15,319)
Stock-based compensation	729,173	1,596,254
Decrease (increase) in operating assets:
Accounts receivable	(23,308)	69,308
Inventory	50,719	(14,956)
Prepaid expenses and other assets	(46,351)	119,915
Increase (decrease) in operating liabilities:
Accounts payable	304,281	(300,981)
Accrued expenses and other liabilities	(23,520)	(198,898)
Lease liability	(82,681)	(74,055)
Net cash used in operating activities	(9,135,479)	(8,742,580)

Cash flows from investing activities:
Purchase of property and equipment	(119,481)	(197,266)
Acquisition of intangible assets	(330,013)	(309,162)
Net cash used in investing activities	(449,494)	(506,428)

Cash flows from financing activities:
Net proceeds from issuance of common stock and pre-funded warrants	—	15,724,818
Exercise of options and warrants	110	1,120,514
Payment of taxes upon vesting of restricted stock units	(128,938)	(228,309)
Net cash provided by (used in) financing activities	(128,828)	16,617,023

Net increase (decrease) in cash and cash equivalents	(9,713,801)	7,368,015
Cash and cash equivalents at beginning of year	15,842,850	8,474,835
Cash and cash equivalents at end of year	$6,129,049	$15,842,850

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

Liquidity

These financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company completed an underwritten public offering and concurrent private placement subsequent to December 31, 2025. See Note 13. As a result, the Company alleviated the substantial doubt regarding its ability to continue as a going concern for a period of twelve months from the issuance of this Annual Report on Form 10-K.

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

Trade accounts receivable at December 31, 2025 relate to development revenue. At December 31, 2025, the provision for credit losses was $0.

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

Impairment of Long-Lived Assets

The long-lived assets, consisting of property and equipment and intangible assets, held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was an impairment in the value of long-lived assets in the amount of $41,122 and $77,444, respectively, during the years ended December 31, 2025 and 2024.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, net, accounts payable and long-term liabilities. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributed to the short-term nature of these instruments.

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

Revenue Recognition

The Company recognizes revenue and related cost of revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.”

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. At December 31, 2025 and 2024, the Company established a full reserve against all the net deferred tax assets.

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

At December 31, 2025 and 2024, potentially dilutive shares outstanding amounted to 1,373,809 and 1,297,369 shares, respectively, and exclude pre-funded warrants to purchase shares of common stock.

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

During the years ended December 31, 2025 and 2024, the Company did not generate material international revenues and as of December 31, 2025 and 2024, the Company did not have material assets located outside of the United States.

Stock Based Compensation

The Company applies FASB ASC 718, “Stock Compensation,” when recording stock-based compensation. Grants to non-employees are also accounted for under ASC 718. The fair value of each restricted stock unit award is the closing pricing of the Company’s stock on the date of grant. The fair value of each performance stock unit award with market conditions is estimated on the date of grant using a Monte Carlo simulation. The fair value of each performance stock unit award with performance conditions is determined based on the closing price of the Company’s stock on the date of grant and on whether it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period for performance stock units with performance conditions.

The Company issues common stock upon exercise of equity awards and warrants and upon the vesting of performance stock units and restricted stock units. The Company accounts for forfeitures of stock-based awards when they occur.

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

Recent Accounting Pronouncements

In December 2023, FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to enhance disclosures about income taxes. The amendments in this ASU require a public entity to disclose in tabular format, using both percentages and reporting currency amounts, specific categories in the rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. The amendments in this ASU also require taxes paid (net of refunds received) to be disaggregated by federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. For public business entities, the provisions of ASU 2023-09, which are required on an annual basis, are effective for fiscal years beginning after December 15, 2024. The Company adopted this ASU on a prospective basis.

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, would have a material impact on the Company’s financial statements.

Note 3 — Prepayments and Other Current Assets

Prepayments and other current assets consisted of the following:

	December 31,
	2025	2024
Prepaid insurance	$171,344	$165,590
Prepaid software	106,568	103,256
Prepaid investor relations	42,732	53,579
Other	57,257	34,233
	$377,901	$356,658

Note 4 — Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2025	2024
Machinery and equipment	$593,505	$494,683
Software and IT equipment	133,373	142,474
Furniture and fixtures	70,092	66,807
Building leasehold improvements	25,515	18,984
	822,485	722,948
Accumulated depreciation and amortization	(445,768)	(307,716)
	$376,717	$415,232

Depreciation expense amounted to $151,237 and $125,888 for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, the Company wrote off $19,944 in property and equipment and related accumulated depreciation of $13,185 for a net write-off of $6,759 of which $6,642 is included in research and development expenses and $117 is included in sales and marketing expenses in the accompanying statements of operations. During the year ended December 31, 2024, the Company wrote off $52,551 in property and equipment and related accumulated depreciation of $37,180 for a net write-off of $15,371 of which $10,293 is included in research and development expenses and $5,078 is included in general and administrative expenses in the accompanying statements of operations.

Note 5 — Intangible Assets

Intangible assets, net consisted of the following:

	December 31,
	2025	2024
Patents	$2,062,262	$1,770,374
Trademarks	26,529	22,767
Other intangible assets	1,843,036	1,843,036
	3,931,827	3,636,177
Accumulated amortization - patents	(430,710)	(349,279)
Accumulated amortization – other intangible assets	(813,651)	(674,900)
	$2,687,466	$2,611,998

At December 31, 2025 and 2024, the Company had capitalized $723,156 and $541,081, respectively, for costs related to patents that have not been awarded. Costs related to patents that have not been awarded are not amortized until patent issuance. For the years ended December 31, 2025 and 2024, the Company wrote-off capitalized patents of $34,363 and $62,073, respectively, included in general and administrative expenses in the accompanying statements of operations.

At December 31, 2025 and 2024, the Company had capitalized $26,529 and $22,767, respectively, for costs related to trademarks. Costs related to indefinite life trademarks are not amortized but are subject to evaluation for potential impairment.

Amortization expense amounted to $220,182 and $215,157 for the years ended December 31, 2025 and 2024, respectively. Amortization expense for the succeeding five years and thereafter is $224,376 annually (2026‑2030) and $815,901 (thereafter).

Note 6 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2025	2024
Accrued compensation	$181,993	$118,443
Accrued licensing fees	100,000	100,000
Accrued professional fees	81,650	80,410
Accrued Board fees	62,500	62,500
Other	45,186	12,659
	$471,329	$374,012

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

Future minimum payments under the Amended Lease are as follows:

For the Year Ended December 31,
2026	$123,297
2027	126,703
2028	130,197
2029	88,579
Total lease payments	468,776
Less: imputed interest	(65,441)
Total lease liability	403,335
Less: current portion of lease liability	(93,435)
Long-term lease liability	$309,900

For the year ended December 31, 2025, operating cash outflows for lease payments totaled $120,005, and the operating lease cost, recognized on a straight-line basis, totaled $123,424. For the year ended December 31, 2024, operating cash outflows for lease payments totaled $99,046 and the operating lease cost, recognized on a straight-line basis, totaled $100,466. At December 31, 2025, the remaining lease term was 44 months.

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

At December 31, 2025, the estimated present value of future payments under these licensing agreements was $1,036,538 with $150,000 due and payable in 2026. The Company is accruing interest for future payments related to these agreements.

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

2024 Public Offering

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

Note 10 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was last amended in June 2023. The plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”). At December 31, 2025, there were 240,567 shares of common stock available for issuance under the Plan.

During the year ended December 31, 2025, the Company granted 38,660 restricted stock units to Board members, 40,000 restricted stock units and 80,000 performance stock units to executives, and 230,427 restricted stock units and 30,000 performance stock units to employees under the Plan. The estimated fair value of these equity grants was $2,029,516, of which $755,500 was recognized in the respective department expenses in the accompanying statements of operations for the year ended December 31, 2025.

In connection with the retirement of the Company’s former CEO, certain of his awards were modified and he forfeited 70,000 performance stock units prior to achievement of the underlying performance metrics. The grant date fair value of, and previously recognized expense for, these performance stock units of $597,841 was recognized as a reduction in research and development expenses in the accompanying statements of operations for the year ended December 31, 2025. The former CEO’s unvested restricted stock units, otherwise subject to forfeiture, were modified to vest fifty percent (50%) on January 3, 2026 and fifty percent (50%) on April 3, 2026, subject to his continued service as a consultant through the vesting dates. In addition, a prior grant of 60,000 performance stock units, otherwise subject to forfeiture, were modified to remain outstanding and be eligible for vesting through November 2, 2026 subject to his continued service as a consultant through the vesting date. The incremental cost of these modifications was $600,566 and is being recognized over the requisite service period, as applicable.

During the year ended December 31, 2025, the Company granted awards of 247,438 restricted stock units and 247,438 performance stock units to its CEO as a material inducement to enter into employment with the Company. The inducement awards were granted outside of the Plan but are subject to its applicable terms. The estimated fair value of these equity awards was $2,083,739, of which $67,712 was recognized in general and administrative expenses in the accompanying statements of operations for the year ended December 31, 2025.

During the year ended December 31, 2024, the Company granted 38,710 restricted stock units to Board members, 125,000 restricted stock units to executives and 128,922 restricted stock units to employees under the Plan. The estimated fair value of these equity grants was $2,072,676, of which $541,957 was recognized in the respective department expenses in the accompanying statements of operations for the year ended December 31, 2024.

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

No stock options were granted in the years ended December 31, 2025 and 2024.

A summary of the Company’s stock option activity and related information is as follows:

	2025			2024
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Stock	Exercise	Life	Stock	Exercise	Life
	Options	Price	(in years)	Options	Price	(in years)
Outstanding at January 1	509,414	$7.56	4.6	525,948	$7.69	5.7
Granted	—	$—		—	$—
Exercised	—	$—		(8,334)	$10.41
Forfeited / Expired	(138,600)	$7.78		(8,200)	$12.95
Outstanding at December 31	370,814	$7.48	2.6	509,414	$7.56	4.6
Exercisable at December 31	370,814	$7.48	2.6	497,414	$7.44	4.5

The following table sets forth additional information about stock options outstanding at December 31, 2024:

				Weighted
				Average	Weighted
				Remaining	Average
			Options	Life	Exercise	Options
Range of Exercise Prices			Outstanding	(in years)	Price	Exercisable
$1.99	–	$2.85	122,557	2.1	$2.36	122,557
$4.25	–	$9.31	176,736	2.9	$7.33	176,736
$10.41	–	$17.25	67,468	2.8	$14.86	67,468
$31.50	–	$79.40	4,053	0.7	$46.45	4,053
			370,814			370,814

Stock options granted under the Plan have ten-year terms. All outstanding stock options are exercisable at December 31, 2025.

The estimated aggregate pretax intrinsic value (the difference between the Company’s stock price on the last day of the year ended December 31, 2025 and the exercise prices, multiplied by the number of in-the-money options) is $89,764 for outstanding options. This amount changes based on the fair value of the Company’s stock.

A summary of the Company’s restricted stock unit (“RSU”) and performance stock unit (“PSU”) activity is as follows:

	2025		2024
	RSUs	PSUs	RSUs	PSUs
Outstanding at January 1	331,715	114,000	171,530	114,000
Granted	556,525	357,438	292,632	—
Vested	(121,252)	—	(130,447)	—
Forfeited	(121,431)	(114,000)	(2,000)	—
Outstanding at December 31	645,557	357,438	331,715	114,000

In the year ended December 31, 2025, 121,252 restricted stock units vested of which 29,356 restricted stock units were forfeited to cover employee and executive payroll tax withholding obligations. In the year ended December 31, 2024, 130,447 restricted stock units vested of which 31,450 restricted stock units were forfeited to cover employee and executive payroll tax withholding obligations. The payment of the taxes on the vesting of the restricted stock units is shown as a financing activity on the accompanying statements of cash flows.

As of December 31, 2025, there was $3,874,071 of unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.0 years.

Note 11 — Warrants

Warrants

During the year ended December 31, 2025, 342,240 warrants with an exercise price of $8.90 expired. No warrants were outstanding at December 31, 2025.

During the year ended December 31, 2024, warrant holders exercised 444,180 warrants with a weighted average exercise price of $2.33. At December 31, 2024, there were 342,240 warrants outstanding at an exercise price of $8.90.

Pre-Funded Warrants

All pre-funded warrants have an exercise price of $0.001 and no expiration date.

During the year ended December 31, 2025, warrant holders exercised 110,000 pre-funded warrants. At December 31, 2025, there were 653,827 pre-funded warrants outstanding.

During the year ended December 31, 2024, the Company issued 633,332 pre-funded warrants (See Note 9) and warrant holders exercised 123,333 pre-funded warrants. At December 31, 2024, there were 763,827 pre-funded warrants outstanding.

All pre-funded warrants were exercisable at December 31, 2025 although pre-funded warrants may generally be exercised only to the extent that the total number of shares of common stock then beneficially owned by these shareholders does not exceed 9.99% of the outstanding shares of the Company’s stock.

The estimated aggregate pre-tax intrinsic value (the difference between the Company’s stock price on the last day of the year ended December 31, 2025 and the exercise price, multiplied by the number of pre-funded warrants) is $2.0 million.

Note 12 — Income Taxes

Income taxes are disproportionate to income due to net operating loss carryforwards, which are fully reserved. As of December 31, 2025, the Company has federal net operating loss carryforwards of approximately $94 million. The federal net operating loss carryforward for years prior to 2018 expire from 2031 through 2038. Federal net operating loss carryforwards for year 2018 and thereafter do not expire.

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

Management has concluded that it is more likely than not that the Company will not have sufficient foreseeable taxable income within the carryforward period as applicable and permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2025 and 2024.

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Non-current deferred income tax assets and (liabilities):
Net operating loss	$19,761,000	$16,049,000
Research and development credit	18,000	18,000
Research and experimental costs	597,000	2,018,000
Accrued compensation and other	20,000	8,000
Depreciation and amortization	7,000	6,000
Exercise of options and warrants	(49,000)	(49,000)
Stock based compensation	1,798,000	1,968,000
Intangibles and other	(572,000)	(561,000)
Less: valuation allowance	(21,580,000)	(19,457,000)
Net non-current deferred tax assets	$—	$—

The Company has applied the provisions of FASB ASC 740, Income Tax, which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At December 31, 2025 and 2024, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of December 31, 2025 and 2024, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to tax in the United States (“U.S.”) and files tax returns in the U.S. federal and certain state jurisdictions. The details of income taxes paid, net of refunds received, for the year ended December 31, 2025 are as follows:

2025
U.S Federal	$—
U.S State and Local
California	800
New Jersey	500
Total U.S. income taxes paid	1,300
Foreign
Foreign income taxes paid	—
Total income taxes paid	$1,300

The Company is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for all tax years since inception due to the carryover of unused net operating losses and tax credits. The Company currently is not under examination by any tax authority.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

	For the Year Ended
	December 31,
	2025	2024
Statutory federal income tax rate	(21)%	(21)%
State and local income taxes, net of federal income tax effect	—	—
Nontaxable or nondeductible items
Stock based compensation	1	—
Other	—	—
Other adjustments	—	(2)
Valuation allowance	20	23
	—%	—%

	For the Year Ended
	December 31,
	2025	2024
Statutory federal income tax rate	$(2,221,468)	$(2,187,741)
State and local income taxes, net of federal income tax effect	1,300	—
Nontaxable or nondeductible items
Stock based compensation	82,023	11,785
Other	7,228	1,290
Other adjustments	6,798	(172,224)
Valuation allowance	2,125,419	2,346,890
	$1,300	$—

Note 13 — Subsequent Event

In February 2026, the Company issued and sold 3,505,855 shares of its common stock at a price of $2.75 per share and 952,881 pre-funded warrants to purchase shares of common stock at a price of $2.749 per pre-funded warrant in an underwritten public offering and 631,332 pre-funded warrants to purchase shares of common stock at a price of $2.749 per pre-funded warrant in a concurrent private placement (taken together, the “February 2026 Offering”). The pre-funded warrants have an exercise price of $0.001 per share. The estimated net proceeds to the Company from the February 2026 Offering are $12.6 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Our management engaged a third-party firm to assist them in the testing and assessment of our internal controls over financial reporting. Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) or 15d-15(d) of the Act during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C:	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to the 2026 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement relating to the 2026 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table provides information as of December 31, 2025, concerning shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(1),(2)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(3)
Equity compensation plans approved by security holders	370,814	$7.48	240,567
Equity compensation plans not approved by security holders	—	—	—
Total	370,814	$7.48	240,567

(1)

Excludes 508,119 unvested shares outstanding as of December 31, 2025 in the form of restricted stock units or performance-based restricted stock units under our 2013 Plan, which do not require the payment of any consideration by the recipients.

(2)

Excludes 494,876 unvested shares outstanding as of December 31, 2025 in the form of restricted stock units or performance-based restricted stock units that were not approved by security holders but were granted in accordance with Section 5635(c)(4) of the Nasdaq Listing Rules as a material inducement for our current CEO to enter into an employment agreement with the Company, which do not require the payment of any consideration by the recipient. The inducement awards were granted outside of our 2013 Plan but are generally subject to the same terms and conditions that apply to awards granted under our 2013 Plan.

(3)	The 2013 Plan provides for the grant of stock options, restricted stock, restricted stock units, performance shares, performance units and other share-based awards.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement relating to the 2026 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement relating to the 2026 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2025.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed with Report

(1) Financial Statements.

(2) Schedules.

All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or related notes thereto.

(3) Exhibits.

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference, as indicated:

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Delaware Certificate of Conversion including Certificate of Incorporation of Ideal Power Inc. (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of Ideal Power Inc. (2)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (3)
3.4	Second Amended and Restated Bylaws of Ideal Power Inc. (4)
4.1	Specimen Common Stock Certificate (5)
4.2	Form of Series B Pre-Funded Common Stock Warrant (6)
4.3	Form of Pre-Funded Warrant issued in March 2024 (7)
4.4	Form of Pre-Funded Warrant issued in February 2026 (17)
4.5	Description of Registrant’s Securities *
10.1	Ideal Power Inc. Amended and Restated 2013 Equity Incentive Plan (8) +
10.2	Employment Agreement, effective November 3, 2025, between Ideal Power Inc. and David Somo (9) +
10.3	Employment Agreement between the registrant and Timothy W. Burns dated September 16, 2014 (10) +
10.4	Second Revised and Restated Employment Agreement between the Company and R. Daniel Brdar dated April 8, 2020 (11) +
10.5	Retirement and Transition Services Agreement, dated November 2, 2025, between Ideal Power Inc. and R. Daniel Brdar (12) +
10.6	Form of Restricted Stock Units Agreement (13) +
10.7	Form of Performance Stock Units Agreement (14) +
10.8	Securities Purchase Agreement for February 2026 Offering (18)
19	Insider Trading Policy (15)
23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	Incentive Compensation Recovery Policy (16)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

+	Indicates a management contract or compensatory agreement

(1)

Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1, file no. 333-190414, originally filed with the Securities and Exchange Commission on August 6, 2013, as amended.

(2)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2019.

(3)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2017.

(4)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2022.

(5)	Incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2021.

(6)	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2019.

(7)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2024.

(8)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2023.

(9)	Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2025.

(10)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2014.

(11)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2020.

(12)	Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2025

(13)	Incorporated by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 3, 2025

(14)	Incorporated by reference to Exhibit 99.2 of the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 3, 2025

(15)	Incorporated by reference to Exhibit 19 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2025.

(16)	Incorporated by reference to Exhibit 97 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024.

(17)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2026

(18)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2026

ITEM 16:	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 27th day of March 2026.

IDEAL POWER INC.

By:	/s/ David Somo
David Somo,
Chief Executive Officer

By:	/s/ Timothy Burns
Timothy Burns,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 27, 2026	/s/ David Somo
David Somo,
Chief Executive Officer
(principal executive officer),
President and Director

Dated: March 27, 2026	/s/ Timothy Burns
Timothy Burns,
Chief Financial Officer
(principal financial officer),
Secretary and Treasurer

Dated: March 27, 2026	/s/ Michael Turmelle
Michael Turmelle, Chairman of the Board

Dated: March 27, 2026	/s/ Drue Freeman
Drue Freeman, Director

Dated: March 27, 2026	/s/ Greg Knight
Greg Knight, Director

Dated: March 27, 2026	/s/ Ted Lesster
Ted Lesster, Director