Form 10-Q
period 2026-03-31
Ideal Power Inc.
filed 2026-05-15
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 10, 2026, the issuer had 12,155,901 shares of common stock, par value $0.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Condensed Balance Sheets

(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$16,410,749	$6,129,049
Accounts receivable	24,000	24,000
Inventory	41,625	9,700
Prepayments and other current assets	323,776	377,901
Total current assets	16,800,150	6,540,650

Property and equipment, net	480,919	376,717
Intangible assets, net	2,742,940	2,687,466
Right of use asset	374,741	397,397
Other assets	58,952	44,459
Total assets	$20,457,702	$10,046,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$757,554	$408,398
Accrued expenses	643,421	471,329
Current portion of lease liability	96,284	93,435
Total current liabilities	1,497,259	973,162

Long-term lease liability	284,844	309,900
Other long-term liabilities	868,049	886,538
Total liabilities	2,650,152	2,169,600

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,113,439 shares issued and 12,112,118 shares outstanding at March 31, 2026 and 8,538,708 shares issued and 8,537,387 shares outstanding at December 31, 2025	12,114	8,539
Additional paid-in capital	139,485,834	125,927,443
Treasury stock, at cost, 1,321 shares at March 31, 2026 and December 31, 2025	(13,210)	(13,210)
Accumulated deficit	(121,677,188)	(118,045,683)
Total stockholders’ equity	17,807,550	7,877,089
Total liabilities and stockholders’ equity	$20,457,702	$10,046,689

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$—	$12,003
Cost of revenue	—	30,862
Gross loss	—	(18,859)

Operating expenses:
Research and development	2,032,313	1,567,992
General and administrative	1,220,011	899,821
Sales and marketing	439,698	338,160
Total operating expenses	3,692,022	2,805,973

Loss from operations	(3,692,022)	(2,824,832)

Interest income, net	60,517	121,808

Net loss	$(3,631,505)	$(2,703,024)

Net loss per share – basic and diluted	$(0.33)	$(0.30)

Weighted average number of shares outstanding – basic and diluted	11,158,550	9,101,851

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,631,505)	$(2,703,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,211	90,476
Amortization of right of use asset	22,656	20,876
Write-off of property and equipment	79	1,201
Stock-based compensation	991,440	384,595
Decrease (increase) in operating assets:
Accounts receivable	—	(7,843)
Inventory	(31,925)	7,069
Prepaid expenses and other assets	39,632	44,405
Increase (decrease) in operating liabilities:
Accounts payable	349,156	51,590
Accrued expenses and other liabilities	153,603	63,499
Lease liability	(22,207)	(19,618)
Net cash used in operating activities	(2,034,860)	(2,066,774)

Cash flows from investing activities:
Purchase of property and equipment	(142,092)	(11,324)
Acquisition of intangible assets	(111,874)	(58,554)
Net cash used in investing activities	(253,966)	(69,878)

Cash flows from financing activities:
Net proceeds from issuance of common stock and pre-funded warrants	12,574,677	—
Payment of taxes upon vesting of restricted stock units	(4,151)	(9,346)
Net cash provided by (used in) financing activities	12,570,526	(9,346)

Net increase (decrease) in cash and cash equivalents	10,281,700	(2,145,998)
Cash and cash equivalents at beginning of period	6,129,049	15,842,850
Cash and cash equivalents at end of period	$16,410,749	$13,696,852

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2025	8,538,708	$8,539	$125,927,443	1,321	$(13,210)	$(118,045,683)	$7,877,089
Issuance of common stock and pre-funded warrants, net	3,505,855	3,506	12,571,171	—	—	—	12,574,677
Vesting of restricted stock units including payment of employee tax withholdings	68,876	69	(4,220)	—	—	—	(4,151)
Stock-based compensation	—	—	991,440	—	—	—	991,440
Net loss	—	—	—	—	—	(3,631,505)	(3,631,505)
Balances at March 31, 2026	12,113,439	$12,114	$139,485,834	1,321	$(13,210)	$(121,677,188)	$17,807,550

Balances at December 31, 2024	8,336,812	$8,337	$125,327,300	1,321	$(13,210)	$(107,467,263)	$17,855,164
Vesting of restricted stock units including payment of employee tax withholdings	12,479	12	(9,358)	—	—	—	(9,346)
Stock-based compensation	—	—	384,595	—	—	—	384,595
Net loss	—	—	—	—	—	(2,703,024)	(2,703,024)
Balances at March 31, 2025	8,349,291	$8,349	$125,702,537	1,321	$(13,210)	$(110,170,287)	$15,527,389

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The balance sheet at December 31, 2025 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 27, 2026.

In the opinion of management, these financial statements reflect all normal recurring, and other adjustments, necessary for a fair presentation. These condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a company-wide basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. The Company has concluded that net income (loss) is the measure of segment profitability. The CODM assesses performance for the Company, monitors budget versus actual results, and determines how to allocate resources based on net income (loss) as reported in the condensed statements of operations. There are no other expense categories regularly provided to the CODM that are not already included in the condensed financial statements herein.

During the three months ended March 31, 2026 and 2025, the Company did not generate material international revenues. As of March 31, 2026, the Company had $136,204 in property and equipment, net located in Asia. As of December 31, 2025, the Company did not have material assets located outside of the United States.

Net Loss Per Share

In accordance with Accounting Standards Codification 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three months ended March 31, 2026 and 2025, the Company included pre-funded warrants to purchase shares of common stock in its computation of net loss per share. The pre-funded warrants were issued in February 2026, March 2024 and November 2019 with an exercise price of $0.001. See Note 8.

In periods with a net loss, no common share equivalents are included in the computation of diluted net loss per share because their effect would be anti-dilutive. At March 31, 2026 and 2025, potentially dilutive shares outstanding amounted to 1,464,226 and 1,330,380 shares, respectively, and exclude pre-funded warrants to purchase shares of common stock.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which mandates enhanced disclosure of specific costs and expenses within the notes to the financial statements. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact that this ASU will have on the presentation of its financial statements.

Note 3 – Intangible Assets, Net

Intangible assets, net consisted of the following:

	March 31,	December 31,
	2026	2025
Patents	$2,170,609	$2,062,262
Trademarks	30,056	26,529
Other intangible assets	1,843,036	1,843,036
	4,043,701	3,931,827
Accumulated amortization - patents	(452,423)	(430,710)
Accumulated amortization - other intangible assets	(848,338)	(813,651)
	$2,742,940	$2,687,466

At March 31, 2026 and December 31, 2025, the Company capitalized $807,984 and $723,156, respectively, for costs related to patents that have not been awarded. Cost related to patents that have not yet been awarded are not amortized until patent issuance.

Amortization expense amounted to $56,400 and $54,700 for the three months ended March 31, 2026 and 2025, respectively. Amortization expense for the succeeding five years and thereafter is $169,391 (remaining nine months of 2026), $225,854 (2027-2030) and $832,093 (thereafter).

Costs related to indefinite life trademarks are not amortized but are subject to evaluation for potential impairment.

Note 4 – Lease

In April 2024, the Company entered into a first amendment and relocation agreement (the “Amended Lease”) with its landlord. The Amended Lease is for 5,775 square feet of office and laboratory space and, upon occupancy, replaced the 4,070 square feet of office and laboratory space previously leased by the Company. The term of the Amended Lease expires sixty-two (62) months from July 1, 2024, the commencement date. The annual base rent for the first year of the Amended Lease was $118,388 and the annual base rent increases approximately 2.75% each year during the lease term. The Company is required to pay its proportionate share of operating costs for the building under this triple net lease.

The Company recognized a right of use asset of $524,025 and a corresponding lease liability for the Amended Lease on the commencement date. For purposes of calculating the right of use asset and lease liability, the Company estimated its incremental borrowing rate at 8.5% per annum.

Future minimum payments under the Amended Lease are as follows:

For the Year Ended December 31,
2026 (remaining)	$92,891
2027	126,703
2028	130,197
2029	88,579
Total lease payments	438,370
Less: imputed interest	(57,242)
Total lease liability	381,128
Less: current portion of lease liability	(96,284)
Long-term lease liability	$284,844

At March 31, 2026, the remaining lease term was 41 months.

For the three months ended March 31, 2026 and 2025, operating cash flows for lease payments totaled $30,405 and $29,597, respectively. For both the three months ended March 31, 2026 and 2025, operating lease cost, recognized on a straight-line basis, totaled $30,856.

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

At March 31, 2026, the estimated present value of future payments under the licensing agreements was $1,018,049 with $150,000 due and payable in the next twelve months. The Company is accruing interest for future payments related to these agreements.

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

Note 6 — Common Stock

In February 2026, the Company issued and sold 3,505,855 shares of its common stock at a price of $2.75 per share and 952,881 pre-funded warrants to purchase shares of common stock at a price of $2.749 per pre-funded warrant in an underwritten public offering, and also sold 631,332 pre-funded warrants to purchase shares of common stock at a price of $2.749 per pre-funded warrant in a concurrent private placement (taken together, the "February 2026 Offering”). The shares of common stock underlying the pre-funded warrants issued in the concurrent private placement were subsequently registered for resale on the Registration Statement on Form S-1 (File No. 333-294696) declared effective on April 3, 2026. The pre-funded warrants have an exercise price of $0.001 per share and no expiration date. The estimated net proceeds to the Company from the February 2026 Offering are $12.6 million.

Note 7 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was last amended in June 2023. The Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”). At March 31, 2026, 81,274 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Life
	Options	Price	(in years)
Outstanding at December 31, 2025	370,814	$7.48	2.6
Forfeited / expired	(30,431)	$18.90
Outstanding at March 31, 2026	340,383	$6.46	2.6

All outstanding stock options were exercisable at March 31, 2026.

A summary of the Company’s restricted stock unit (“RSU”) and performance stock unit (“PSU”) activity is as follows:

	RSUs	PSUs
Outstanding at December 31, 2025	645,557	357,438
Granted	140,910	50,000
Vested	(70,062)	—
Outstanding at March 31, 2026	716,405	407,438

During the three months ended March 31, 2026, the Company granted 90,910 RSUs to Board members and 50,000 RSUs and 50,000 PSUs to employees under the Plan. The estimated fair value of these equity grants was $684,003, $133,297 of which was recognized during the three months ended March 31, 2026.

At March 31, 2026, there was $3,299,708 of unrecognized compensation cost related to non-vested equity awards. That cost is expected to be recognized over a weighted average period of 1.1 years.

Note 8 — Pre-Funded Warrants

At March 31, 2026 and December 31, 2025, the Company had 2,238,040 and 653,827 pre-funded warrants outstanding, respectively, with an exercise price of $0.001 per share and no expiration date.

At March 31, 2026, all pre-funded warrants were exercisable, although the pre-funded warrants may be exercised only to the extent that the total number of shares of common stock then beneficially owned by the warrant holder does not exceed 9.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such exercise.

Note 9 – Subsequent Events

On May 14, 2026, the Company entered into a definitive agreement with certain institutional investors for the purchase and sale of 3,220,961 shares of its common stock at a price of $5.67 per share and 2,070,044 pre-funded warrants to purchase shares of common stock at a price of $5.669 per pre-funded warrant in a registered direct offering (the "May 2026 Offering”). The pre-funded warrants have an exercise price of $0.001 per share and no expiration date. The estimated net proceeds to the Company from the May 2026 Offering are $27.7 million. The closing of the May 2026 Offering is expected to occur on or about May 18, 2026, subject to the satisfaction of customary closing conditions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include, but are not limited to, statements regarding our future financial performance and expenses, business condition and results of operations, future business plans, expectations regarding design wins and other business developments, and pursuing additional government funding. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2025 financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Overview

Ideal Power Inc. is located in Austin, Texas. We are solely focused on the further development and commercialization of our Bidirectional bipolar junction TRANsistor (B-TRAN®) solid-state switch technology.

To date, operations have been funded primarily through the sale of common stock and pre-funded warrants.

We are in the process of commercializing our B-TRAN® technology and have launched our first two commercial products, the discrete B-TRAN® and the SymCool® Power Module. We generated no revenue in the three months ended March 31, 2026 and $12,003 in revenue in the three months ended March 31, 2025.

Product Launches

Our first commercial product launch was the discrete B-TRAN®. This single B-TRAN® die packaged for electrical connection is designed to meet the very low conduction loss needs of the solid-state circuit protection and electric vehicle ("EV”) contactor markets.

Our second commercial product launch was the SymCool® Power Module. This multi-die B-TRAN® module is also designed to meet the very low conduction loss needs of the solid-state circuit protection and EV contactor markets.

Upon product launch, we design and build initial prototypes for testing and to solicit customer feedback. Based on the results of testing and customer feedback, we incorporate any necessary changes into the product design, build final prototypes and complete additional testing prior to full commercial release. To date, our customers have purchased prototypes in small quantities for evaluation and provided us feedback that has been incorporated into our final product designs. We expect significantly higher volume orders from customers once we secure a design win from them and they start to build inventory in advance of launching their OEM products. For the products described above, we would expect the time from announcing a design win to the sale of the related OEM product to be roughly twelve to eighteen months, although it may vary considerably depending on the customer and application. We would expect a significantly longer design cycle for automotive applications. Design wins are expected to result in significant revenue growth for us over time as product life cycles tend to be relatively long for power electronics products as changing to another technology would require an OEM to redesign their product. See "First Design Win” below.

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

First Design Win

In late 2024, we announced our first design win for solid-state circuit breakers ("SSCBs”) with one of the largest circuit protection equipment manufacturers in Asia serving the data center, renewable energy, energy storage, EV and other industrial markets. In connection with this design win, we entered into a joint development agreement for a SSCB product incorporating multiple B-TRAN® devices. The agreement included the product design, prototype builds and testing of the SSCB. We completed our deliverables, including SSCB prototypes, under this agreement in the first quarter of 2025. In the third quarter of 2025, the customer successfully completed their testing of updated SSCB prototypes that included enhancements requested by the customer. The customer plans on gathering feedback on this new product from their end customers ahead of product launch. In February 2026, we entered into a multi-year strategic cooperation agreement with this customer for the design, development and worldwide sales of circuit protection solutions including SSCBs, battery disconnect units and EV contactors featuring B-TRAN®. We expect to announce additional design wins and/or custom development agreements with this customer and/or other customers in 2026.

Results of Operations

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

Revenue. Revenue was $0 for the three months ended March 31, 2026, compared to $12,003 for the three months ended March 31, 2025. For the three months ended March 31, 2025, our revenue included product sales and development revenue related to our first design win. We expect to recognize modest revenue from both product sales and development agreements in the remainder of 2026.

Cost of Revenue. Cost of revenue was $0 and $30,862 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2025, our cost of revenue included cost of product sales and development expenses related to our first design win.

Gross Loss. We did not have a gross loss in the three months ended March 31, 2026. Our gross loss was $18,859 in the three months ended March 31, 2025 due to the higher costs associated with initial low volume production and costs exceeding revenue under the development agreement with our first design win customer. We expect a modest gross loss in the remainder of 2026 due to the higher costs associated with low volume production.

Research and Development Expenses. Research and development expenses increased by $464,321, or 30%, to $2,032,313 in the three months ended March 31, 2026 from $1,567,992 in the three months ended March 31, 2025. The increase was due to higher stock-based compensation expense of $327,521, semiconductor fabrication costs of $71,654, higher testing costs of $53,278 and other net B-TRAN® development spending of $11,868. We expect lower quarterly research and development expenses in the remainder of 2026 as compared to the first quarter of 2026 due to a decline in stock-based compensation expense as certain awards will be fully expensed early in the second quarter of 2026. There will also be quarter-to-quarterly variability in research and development expenses due to the timing of semiconductor fabrication runs and other development activities.

General and Administrative Expenses. General and administrative expenses increased by $320,190, or 36%, to $1,220,011 in the three months ended March 31, 2026 from $899,821 in the three months ended March 31, 2025. The increase was due to higher stock-based compensation expense of $277,824, related to inducement awards granted to our new CEO in the fourth quarter of 2025, and higher personnel costs of $116,095, partly offset by lower investor relations spending of $70,631 and other spending of $3,098. We expect slightly higher quarterly general and administrative expenses, exclusive of stock-based compensation, in the remainder of 2026 as compared to the first quarter of 2026.

Sales and Marketing Expenses. Sales and marketing expenses increased by $101,538, or 30%, to $439,698 in the three months ended March 31, 2026 from $338,160 in the three months ended March 31, 2025. The increase was due to higher personnel costs of $82,991, travel costs of $12,855 and other spending of $5,692. We expect higher quarterly sales and marketing expenses in the remainder of 2026 as compared to the first quarter of 2026 as we add sales personnel, expand our engagement and sales pipeline with prospective customers, and further commercialize our B-TRAN® technology and related products.

Loss from Operations. Our loss from operations for the three months ended March 31, 2026 was $3,692,022, or 31% higher, as compared to the $2,824,832 loss from operations for the three months ended March 31, 2025, for the reasons discussed above.

Interest Income, Net. Net interest income was $60,517 for the three months ended March 31, 2026, compared to $121,808 for the three months ended March 31, 2025, primarily as a result of the impact of decreased interest from a lower average daily cash balance and lower interest rate on our money market account.

Net Loss. Our net loss for the three months ended March 31, 2026 was $3,631,505, or 34% higher, as compared to a net loss of $2,703,024 for the three months ended March 31, 2025, for the reasons discussed above.

Liquidity and Capital Resources

We have incurred losses since inception. We have funded our operations to date primarily through the sale of common stock and pre-funded warrants.

At March 31, 2026, we had cash and cash equivalents of $16.4 million. Our net working capital at March 31, 2026 was $15.3 million. We had no outstanding debt at March 31, 2026.

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

Operating activities in the three months ended March 31, 2026 resulted in cash outflows of $2,034,860, which were due to the net loss for the period of $3,631,505, partly offset by stock-based compensation of $991,440, favorable balance sheet timing of $488,259 and other non-cash items of $116,946.

Operating activities in the three months ended March 31, 2025 resulted in cash outflows of $2,066,774 which were due to the net loss for the period of $2,703,024, partly offset by stock-based compensation of $384,595, favorable balance sheet timing of $139,102 and other non-cash items of $112,553.

We expect a modest increase in cash outflows from operating activities in the remainder of 2026 as compared to the first quarter of 2026 as we further commercialize our B-TRAN® technology.

Investing activities in the three months ended March 31, 2026 and 2025 resulted in cash outflows of $253,966 and $69,878, respectively, for the acquisition of intangible assets and fixed assets.

Financing activities in the three months ended March 31, 2026 resulted in cash inflows of $12,570,526, as net proceeds from the February 2026 Offering (see below) of $12,574,677 were only slightly offset by the payment of withholding taxes upon the vesting of restricted stock units of $4,151.

Financing activities in the three months ended March 31, 2025 resulted in cash outflows of $9,346 from the payment of withholding taxes upon the vesting of restricted stock units.

May 2026 Offering

On May 14, 2026, we entered into a definitive agreement with certain institutional investors for the purchase and sale of 3,220,961 shares of our common stock at a price of $5.67 per share and 2,070,044 pre-funded warrants to purchase shares of common stock at a price of $5.669 per pre-funded warrant in a registered direct offering (the "May 2026 Offering”). The pre-funded warrants have an exercise price of $0.001 per share and no expiration date. The estimated net proceeds to us from the May 2026 Offering are $27.7 million. The closing of the May 2026 Offering is expected to occur on or about May 18, 2026, subject to the satisfaction of customary closing conditions. We intend to use the net proceeds from the May 2026 Offering to fund further commercialization and development of our B-TRAN® technology and products and general corporate and working capital purposes.

February 2026 Offering

In February 2026, we issued and sold 3,505,855 shares of our common stock at a price of $2.75 per share and 952,881 pre-funded warrants to purchase shares of common stock at a price of $2.749 per pre-funded warrant in an underwritten public offering, and also sold 631,332 pre-funded warrants to purchase shares of common stock at a price of $2.749 per pre-funded warrant in a concurrent private placement (taken together, the "February 2026 Offering”). The shares of common stock underlying the pre-funded warrants issued in the concurrent private placement were subsequently registered for resale on the Registration Statement on Form S-1 (File No. 333-294696) declared effective on April 3, 2026. The pre-funded warrants have an exercise price of $0.001 per share and no expiration date. The estimated net proceeds to us from the February 2026 Offering are $12.6 million. We intend to use the net proceeds from the February 2026 Offering to fund further commercialization and development of our B-TRAN® technology and products and general corporate and working capital purposes.

Critical Accounting Estimates

There have been no significant changes during the three months ended March 31, 2026 to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Trends, Events and Uncertainties

There are no material changes from trends, events or uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer) of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026 and has concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Document

4.1

Form of Pre-Funded Warrant issued in February 2026 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2026)

10.1

Securities Purchase Agreement for February 2026 Offering (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2026)

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

Dated: May 15, 2026	IDEAL POWER INC.

	By:	/s/ David Somo
David Somo
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer