Form 10-Q
period 2026-06-30
Ideal Power Inc.
filed 2026-08-13
CIK 1507957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, the issuer had 16,434,655 shares of common stock, par value $0.001, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

IDEAL POWER INC.

Condensed Balance Sheets

(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$41,294,488	$6,129,049
Accounts receivable	29,800	24,000
Inventory	62,425	9,700
Prepayments and other current assets	208,338	377,901
Total current assets	41,595,051	6,540,650

Property and equipment, net	447,195	376,717
Intangible assets, net	2,571,370	2,687,466
Right of use asset	351,608	397,397
Other assets	82,429	44,459
Total assets	$45,047,653	$10,046,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$437,103	$408,398
Accrued expenses	956,706	471,329
Current portion of lease liability	99,194	93,435
Total current liabilities	1,493,003	973,162

Long-term lease liability	259,253	309,900
Other long-term liabilities	824,559	886,538
Total liabilities	2,576,815	2,169,600

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,422,841 shares issued and 16,421,520 shares outstanding at June 30, 2026 and 8,538,708 shares issued and 8,537,387 shares outstanding at December 31, 2025	16,423	8,539
Additional paid-in capital	167,557,739	125,927,443
Treasury stock, at cost, 1,321 shares at June 30, 2026 and December 31, 2025	(13,210)	(13,210)
Accumulated deficit	(125,090,114)	(118,045,683)
Total stockholders’ equity	42,470,838	7,877,089
Total liabilities and stockholders’ equity	$45,047,653	$10,046,689

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$5,800	$1,275	$5,800	$13,278
Cost of revenue	4,008	3,477	4,008	34,339
Gross profit (loss)	1,792	(2,202)	1,792	(21,061)

Operating expenses:
Research and development	1,430,134	1,900,019	3,462,447	3,468,011
General and administrative	1,657,972	897,239	2,877,983	1,797,060
Sales and marketing	536,834	341,033	976,532	679,193
Total operating expenses	3,624,940	3,138,291	7,316,962	5,944,264

Loss from operations	(3,623,148)	(3,140,493)	(7,315,170)	(5,965,325)

Interest income, net	210,222	103,728	270,739	225,536

Net loss	$(3,412,926)	$(3,036,765)	$(7,044,431)	$(5,739,789)

Net loss per share – basic and diluted	$(0.20)	$(0.33)	$(0.50)	$(0.63)

Weighted average number of shares outstanding – basic and diluted	16,934,431	9,116,519	14,062,446	9,109,225

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,044,431)	$(5,739,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194,454	182,107
Amortization of right of use asset	45,789	42,172
Write-off of capitalized patents	215,133	—
Write-off of property and equipment	79	1,201
Stock-based compensation	1,635,526	714,625
Decrease (increase) in operating assets:
Accounts receivable	(5,800)	(7,483)
Inventory	(52,725)	19,019
Prepaid expenses and other assets	131,593	124,692
Increase (decrease) in operating liabilities:
Accounts payable	28,705	48,598
Accrued expenses and other liabilities	423,398	229,212
Lease liability	(44,888)	(39,655)
Net cash used in operating activities	(4,473,167)	(4,425,301)

Cash flows from investing activities:
Purchase of property and equipment	(151,728)	(41,128)
Acquisition of intangible assets	(212,320)	(179,209)
Net cash used in investing activities	(364,048)	(220,337)

Cash flows from financing activities:
Net proceeds from issuance of common stock and pre-funded warrants	40,259,375	—
Exercise of pre-funded warrants	267	110
Payment of taxes upon vesting of stock units	(256,988)	(91,769)
Net cash provided by (used in) financing activities	40,002,654	(91,659)

Net increase (decrease) in cash and cash equivalents	35,165,439	(4,737,297)
Cash and cash equivalents at beginning of period	6,129,049	15,842,850
Cash and cash equivalents at end of period	$41,294,488	$11,105,553

The accompanying notes are an integral part of these condensed financial statements.

IDEAL POWER INC.

Condensed Statements of Stockholders’ Equity

For the Three-Month Periods during the Six Months Ended June 30, 2026 and 2025

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2025	8,538,708	$8,539	$125,927,443	1,321	$(13,210)	$(118,045,683)	$7,877,089
Issuance of common stock and pre-funded warrants, net	3,505,855	3,506	12,571,171	—	—	—	12,574,677
Vesting of stock units including payment of employee tax withholdings	68,876	69	(4,220)	—	—	—	(4,151)
Stock-based compensation	—	—	991,440	—	—	—	991,440
Net loss	—	—	—	—	—	(3,631,505)	(3,631,505)
Balances at March 31, 2026	12,113,439	12,114	139,485,834	1,321	(13,210)	(121,677,188)	17,807,550
Issuance of common stock and pre-funded warrants, net	3,220,961	3,221	27,681,477	—	—	—	27,684,698
Vesting of stock units including payment of employee tax withholdings	190,583	190	(253,027)	—	—	—	(252,837)
Exercise of pre-funded warrants	897,858	898	(631)	—	—	—	267
Stock-based compensation	—	—	644,086	—	—	—	644,086
Net loss	—	—	—	—	—	(3,412,926)	(3,412,926)
Balances at June 30, 2026	16,422,841	$16,423	$167,557,739	1,321	$(13,210)	$(125,090,114)	$42,470,838

Balances at December 31, 2024	8,336,812	$8,337	$125,327,300	1,321	$(13,210)	$(107,467,263)	$17,855,164
Vesting of restricted stock units	12,479	12	(9,358)	—	—	—	(9,346)
Stock-based compensation	—	—	384,595	—	—	—	384,595
Net loss for the three months ended March 31, 2025	—	—	—	—	—	(2,703,024)	(2,703,024)
Balances at March 31, 2025	8,349,291	8,349	125,702,537	1,321	(13,210)	(110,170,287)	15,527,389
Vesting of restricted stock units	40,044	40	(82,463)	—	—	—	(82,423)
Exercise of pre-funded warrants	110,000	110	—	—	—	—	110
Stock-based compensation	—	—	330,030	—	—	—	330,030
Net loss for the three months ended June 30, 2025	—	—	—	—	—	(3,036,765)	(3,036,765)
Balances at June 30, 2025	8,499,335	$8,499	$125,950,104	1,321	$(13,210)	$(113,207,052)	$12,738,341

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

During the six months ended June 30, 2026 and 2025, the Company did not generate material international revenues. At June 30, 2026, the Company had $132,160 and $1,612 in property and equipment, net located in Asia and Europe, respectively.

Net Loss Per Share

In accordance with Accounting Standards Codification (“ASC”) 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three and six months ended June 30, 2026 and 2025, the Company included pre-funded warrants to purchase shares of common stock in its computation of net loss per share. The pre-funded warrants were issued in May 2026, February 2026, March 2024 and November 2019 with an exercise price of $0.001. See Note 8.

In periods with a net loss, no common share equivalents are included in the computation of diluted net loss per share because their effect would be anti-dilutive. At June 30, 2026 and 2025, potentially dilutive shares outstanding amounted to 1,238,553 and 1,287,558 shares, respectively, and exclude pre-funded warrants to purchase shares of common stock.

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

Note 3 – Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30,	December 31,
	2026	2025
Patents	$2,051,182	$2,062,262
Trademarks	34,796	26,529
Other intangible assets	1,843,036	1,843,036
	3,929,014	3,931,827
Accumulated amortization - patents	(474,618)	(430,710)
Accumulated amortization - other intangible assets	(883,026)	(813,651)
	$2,571,370	$2,687,466

At June 30, 2026 and December 31, 2025, the Company capitalized $616,940 and $723,156, respectively, for costs related to patents that have not been awarded. Cost related to patents that have not yet been awarded are not amortized until patent issuance.

Amortization expense amounted to $56,883 and $113,283 for the three and six months ended June 30, 2026, respectively, and $54,699 and $109,399 for the three and six months ended June 30, 2025, respectively. Amortization expense for the succeeding five years and thereafter is $114,977 (remaining six months of 2026), $229,955 (2027-2030) and $884,837 (thereafter).

In the three months ended June 30, 2026, the Company conducted an evaluation and rationalization of its patent portfolio and recorded a non-cash impairment charge of $215,133. The impairment charge is included in general and administrative expenses.

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

Future minimum payments under the Amended Lease are as follows:

For the Year Ended December 31,
2026 (remaining)	$62,486
2027	126,703
2028	130,197
2029	88,579
Total lease payments	407,965
Less: imputed interest	(49,518)
Total lease liability	358,447
Less: current portion of lease liability	(99,194)
Long-term lease liability	$259,253

At June 30, 2026, the remaining lease term was 38 months.

For the three months ended June 30, 2026 and 2025, operating cash flows for lease payments totaled $30,406 and $29,597, respectively, and for the six months ended June 30, 2026 and 2025, operating cash outflows for lease payments totaled $60,811 and $59,194, respectively. For both the three months ended June 30, 2026 and 2025, operating lease cost, recognized on a straight-line basis, totaled $30,856 and for both the six months ended June 30, 2026 and 2025, operating lease cost, recognized on a straight-line bases, totaled $61,712.

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

At June 30, 2026, the estimated present value of future payments under the licensing agreements was $974,559 with $150,000 due and payable in the next twelve months ($824,559 recognized in other long-term liabilities, $125,000 in accrued expenses and $25,000 in accounts payable). The Company is accruing interest for future payments related to these agreements.

Legal Proceedings

The Company is subject to litigation from time to time. While the Company believes that any current or threatened legal proceedings are without merit and not material, there can be no assurance that such matters will not have a material adverse effect on its business, financial condition or results of operations in the future.

Indemnification Obligations

The employment agreements of Company executives include an indemnification provision whereby the Company shall indemnify and defend, at the Company’s expense, its executives so long as an executive’s actions were taken in good faith and in furtherance of the Company’s business and within the scope of the executive’s duties and authority.

Note 6 — Common Stock

In May 2026, the Company issued and sold 3,220,961 shares of its common stock at a price of $5.67 per share and 2,070,044 pre-funded warrants to purchase shares of common stock at a price of $5.669 per pre-funded warrant in a registered direct offering (the “May 2026 Offering”). The pre-funded warrants have an exercise price of $0.001 per share, are immediately exercisable, and have no expiration date. The net proceeds to the Company from the May 2026 Offering were $27.7 million.

In February 2026, the Company issued and sold 3,505,855 shares of its common stock at a price of $2.75 per share and 952,881 pre-funded warrants to purchase shares of common stock at a price of $2.749 per pre-funded warrant in an underwritten public offering, and also sold 631,332 pre-funded warrants to purchase shares of common stock at a price of $2.749 per pre-funded warrant in a concurrent private placement (taken together, the "February 2026 Offering”). The shares of common stock underlying the pre-funded warrants issued in the concurrent private placement were subsequently registered for resale on the Registration Statement on Form S-1 (File No. 333-294696) declared effective on April 3, 2026. The pre-funded warrants have an exercise price of $0.001 per share and no expiration date. The net proceeds to the Company from the February 2026 Offering were $12.6 million.

Note 7 — Equity Incentive Plan

In May 2013, the Company adopted the 2013 Equity Incentive Plan (as amended and restated, the “Plan”) and reserved shares of common stock for issuance under the Plan, which was last amended in June 2026. The Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”). At June 30, 2026, 892,022 shares of common stock were available for issuance under the Plan.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Life
	Options	Price	(in years)
Outstanding at December 31, 2025	370,814	$7.48	2.6
Forfeited/Expired	(30,431)	$18.90
Outstanding at June 30, 2026	340,383	$6.46	2.3

All outstanding stock options were exercisable at June 30, 2026.

A summary of the Company’s restricted stock unit (“RSU”) and performance stock unit (“PSU”) activity is as follows:

	RSUs	PSUs
Outstanding at December 31, 2025	645,557	357,438
Granted	242,163	70,000
Vested	(149,813)	(109,646)
Forfeited	(125,315)	(32,214)
Outstanding at June 30, 2026	612,592	285,578

During the six months ended June 30, 2026, the Company granted 90,910 RSUs to Board members, 20,000 RSUs and 20,000 PSUs to executives and 131,253 RSUs and 50,000 PSUs to employees under the Plan. The estimated fair value of these equity grants was $1,284,260, of which $274,915 was recognized in stock-based compensation expense totaling $1,635,526 for the six months ended June 30, 2026.

At June 30, 2026, there was $2,975,451 of unrecognized compensation cost related to non-vested equity awards. That cost is expected to be recognized over a weighted average period of 1.1 years.

Note 8 — Pre-Funded Warrants

At June 30, 2026 and December 31, 2025, the Company had 3,410,086 and 653,827 pre-funded warrants outstanding, respectively, with an exercise price of $0.001 per share and no expiration date.

During the six months ended June 30, 2026, a warrant holder exercised 266,666 pre-funded warrants for exercise proceeds of $267 and a warrant holder exercised 631,332 pre-funded warrants on a cashless basis, receiving 631,192 shares of the Company’s common stock with 140 shares of the Company’s common stock forfeited to cover the exercise price.

At June 30, 2026, all pre-funded warrants were exercisable, although the pre-funded warrants may be exercised only to the extent that the total number of shares of common stock then beneficially owned by such warrant holder does not exceed 9.99% of the outstanding shares of the Company’s common stock immediately after giving such effect to such exercise.

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

We are in the process of commercializing our B-TRAN® technology and have launched our first two commercial products, the discrete B-TRAN® and the SymCool® Power Module. We generated $5,800 in revenue in the six months ended June 30, 2026 and $13,278 in revenue in the six months ended June 30, 2025.

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

Upon product launch, we design and build initial prototypes for testing and to solicit customer feedback. Based on the results of testing and customer feedback, we incorporate any necessary changes into the product design, build final prototypes and complete additional testing prior to full commercial release. To date, our customers have purchased prototypes in small quantities for evaluation and provided us feedback that has been incorporated into our product designs. We expect significantly higher volume orders from customers once we secure a design win from them and they start to build inventory in advance of launching their OEM products. For the products described above, we would expect the time from announcing a design win to the sale of the related OEM product to be roughly twelve to eighteen months, although it may vary considerably depending on the customer and application. We would expect a significantly longer design cycle for automotive applications. Design wins are expected to result in significant revenue growth for us over time as product life cycles tend to be relatively long for power electronics products as changing to another technology would require an OEM to redesign their product. See "First Design Win” below.

Development Agreement

In 2022, we announced, and began the first phase of, a product development agreement with Stellantis, a top 10 global automaker, for a custom B-TRAN® power module for use in the automaker’s EV drivetrain inverters in its next generation EV platform. In the first phase of the program, we provided packaged B-TRAN® devices, test kits and technical data to Stellantis for their evaluation. In 2023, we secured, and began the second phase of, this program. In the second phase of the program, we collaborated with Stellantis and the program partners, including both the program’s packaging company and the organization building the initial drivetrain inverter, to supply B-TRAN® devices for integration into the custom power module and inverter designs. Also, as part of the second phase of the program, we provided Stellantis a comprehensive test plan for the testing required to achieve certification to automotive standards for B-TRAN®. The test plan was subsequently approved as submitted. In 2024, we successfully completed the second phase of the program. In August 2025, we secured an order from Stellantis for custom development and packaged devices targeting multiple EV applications. We completed the first deliverable under this purchase order in 2025. Also in 2025, Stellantis informed us that they are prioritizing the EV contactor application over the drivetrain inverter application. Recently, we delivered next generation B-TRAN® custom-packaged samples and development kits for evaluation to Stellantis for EV applications under the purchase order. We are currently working to complete the remaining deliverables under the August 2025 purchase order and engaged with Stellantis on a potential EV contactor program.

Customer Engagements

We have announced several engagements and/or initial orders with large companies, including Stellantis and other global automakers, Forbes Global 500 diverse power management market leaders, global tier 1 automotive suppliers, circuit protection market leaders, inverter / energy storage market leaders and others. Companies in our sales pipeline intend to test and evaluate, or are already in the process of testing and evaluating, our technology for use in their applications. These engagements could lead to future design wins or custom development agreements. We previously announced agreements with multiple distribution partners. We may add other distribution partners in the future. Recently, we signed a letter of intent with an industry partner to co-develop a B-TRAN®-enabled intelligent solid-state circuit breaker (“SSCB”) prototype for evaluation by a U.S. hyperscaler in its development environment for the NVIDIA Rubin Ultra 800V direct current AI data center power distribution system. We may engage with others in the power semiconductor ecosystem in the future to further expand the channels to market for products incorporating our technology.

First Design Win

In late 2024, we announced our first design win for SSCBs with one of the largest circuit protection equipment manufacturers in Asia serving the data center, renewable energy, energy storage, EV and other industrial markets. In connection with this design win, we entered into a joint development agreement for a SSCB product incorporating multiple B-TRAN® devices. The agreement included the product design, prototype builds and testing of the SSCB. We completed our deliverables, including SSCB prototypes, under this agreement in the first quarter of 2025. In the third quarter of 2025, the customer successfully completed their testing of updated SSCB prototypes that included enhancements requested by the customer. The customer plans on gathering feedback on this new product from their end customers ahead of product launch. In February 2026, we entered into a multi-year strategic cooperation agreement with this customer for the design, development and worldwide sales of circuit protection solutions including SSCBs, battery disconnect units and EV contactors featuring B-TRAN®. We expect to announce additional design wins and/or custom development agreements with this customer and/or other customers in the coming quarters.

Results of Operations

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025

Revenue. Revenue was $5,800 for the three months ended June 30, 2026, compared to $1,275 in the three months ended June 30, 2025. Revenue in the three months ended June 30, 2026 related to shipments under our purchase order from Stellantis. Revenue in the three months ended June 30, 2025 related to initial orders from customers evaluating our technology for use in their applications.

Cost of Revenue. Cost of revenue was $4,008 for the three months ended June 30, 2026, compared to $3,477 in the three months ended June 30, 2025. Cost of revenue in the three months ended June 30, 2026 related to the cost of products shipped under our purchase order from Stellantis. Cost of revenue in the three months ended June 30, 2025 related to initial low volume and high-cost shipments of prototype products.

Research and Development Expenses. Research and development expenses decreased by $469,885, or 25%, to $1,430,134 in the three months ended June 30, 2026 from $1,900,019 in the three months ended June 30, 2025. The decrease was due to lower semiconductor fabrication costs of $161,091, resulting from improvements in the efficiency of our manufacturing footprint, and lower stock-based compensation expense of $138,000, packaging and testing costs of $109,908, engineering services of $54,290 and other B-TRAN® development spending of $6,596.

General and Administrative Expenses. General and administrative expenses increased by $760,733, or 85%, to $1,657,972 in the three months ended June 30, 2026 from $897,239 in the three months ended June 30, 2025. The increase was due to higher stock-based compensation expense of $420,255, of which $266,926 related to the vesting of a performance stock unit with a performance condition that was previously deemed not probable, non-cash patent impairment charges of $215,133, higher personnel costs of $98,425 and other costs of $26,920.

Sales and Marketing Expenses. Sales and marketing expenses increased by $195,801, or 57%, to $536,834 in the three months ended June 30, 2026 from $341,033 in the three months ended June 30, 2025. The increase was due to higher personnel costs of $144,271, travel costs of $70,354, stock-based compensation expense of $31,800 and other spending of $9,543, partly offset by lower search and placement fees of $60,167.

Loss from Operations. Our loss from operations for the three months ended June 30, 2026 was $3,623,148, or 15% higher, as compared to the $3,140,493 loss from operations for the three months ended June 30, 2025, for the reasons discussed above.

Interest Income, Net. Net interest income was $210,222 for the three months ended June 30, 2026, compared to $103,728 for the three months ended June 30, 2025, due primarily to the impact of a higher cash balance after the May 2026 Offering on interest earned on our money market accounts. This was partly offset by lower interest rates on these accounts in the second quarter of 2026 compared to the second quarter of 2025.

Net Loss. Our net loss for the three months ended June 30, 2026 was $3,412,926, or 12% higher, as compared to a net loss of $3,036,765 for the three months ended June 30, 2025, for the reasons discussed above.

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

Revenue. Revenue was $5,800 for the six months ended June 30, 2026, compared to $13,278 in the six months ended June 30, 2025. Revenue in the six months ended June 30, 2026 related to shipments under our purchase order from Stellantis. Revenue in the six months ended June 30, 2025 included prototype product sales and development revenue related to our first design win. We expect to recognize modest revenue from both product sales and development agreements in the second half of 2026.

Cost of Revenue. Cost of revenue was $4,008 for the six months ended June 30, 2026, compared to $34,339 in the six months ended June 30, 2025. Cost of revenue in the six months ended June 30, 2026 related to the cost of products shipped under our purchase order from Stellantis. Cost of revenue in the six months ended June 30, 2025 related primarily to initial low volume and high-cost shipments of prototype products. We generally expect negative gross margin from product revenue at low volumes with significant improvement in gross margins as we commence higher volume production and shipments in the future. Development revenue may result in either positive or negative gross margin depending on our scope for any specific program.

Research and Development Expenses. Research and development expenses decreased by $5,564, or less than 1%, to $3,462,447 in the six months ended June 30, 2026 from $3,468,011 in the six months ended June 30, 2025. We expect flat to lower quarterly research and development expenses in the second half of 2026 as compared to the first half of 2026 due to a decline in stock-based compensation expense as certain awards were fully expensed upon vesting in the first half of 2026. There will also be quarter-to-quarterly variability in research and development expenses due to the timing of semiconductor fabrication runs and other development activities.

General and Administrative Expenses. General and administrative expenses increased by $1,080,923, or 60%, to $2,877,983 in the six months ended June 30, 2026 from $1,797,060 in the six months ended June 30, 2025. The increase was due to higher stock-based compensation expense of $698,079, of which $266,926 related to the vesting of a performance stock unit with a performance condition that was previously deemed not probable, non-cash patent impairment charges of $215,133, higher personnel costs of $214,521 and other spending of $9,524, partly offset by lower professional fees of $56,334. We expect flat to slightly higher quarterly general and administrative expenses, exclusive of stock-based compensation, in the second half of 2026 as compared to the first half of 2026.

Sales and Marketing Expenses. Sales and marketing expenses increased by $297,339, or 44%, to $976,532 in the six months ended June 30, 2026 from $679,193 in the six months ended June 30, 2025. The increase was due to higher personnel costs of $227,262, travel costs of $83,209, stock-based compensation expense of $33,300 and other spending of $14,869, partly offset by lower search and placement fees of $61,301. We expect higher quarterly sales and marketing expenses in the second half of 2026 as compared to the first half of 2026 as we add sales personnel, expand our engagement and sales pipeline with prospective customers, and further commercialize our B-TRAN® technology and related products.

Loss from Operations. Our loss from operations for the six months ended June 30, 2026 was $7,315,170, or 23% higher, as compared to the $5,965,325 loss from operations for the six months ended June 30, 2025, for the reasons discussed above.

Interest Income, Net. Net interest income was $270,739 for the six months ended June 30, 2026 compared to $225,536 for the six months ended June 30, 2025 due primarily to the impact of a higher cash balance after the May 2026 Offering on interest earned on our money market accounts. This was partly offset by lower interest rates on these accounts in the first half of 2026 compared to the first half of 2025.

Net Loss. Our net loss for the six months ended June 30, 2026 was $7,044,431, or 23% higher, as compared to a net loss of $5,739,789 for the six months ended June 30, 2025, for the reasons discussed above.

Liquidity and Capital Resources

We have incurred losses since inception. We have funded our operations to date primarily through the sale of common stock and pre-funded warrants.

At June 30, 2026, we had cash and cash equivalents of $41.3 million. Our net working capital at June 30, 2026 was $40.1 million. We had no outstanding debt at June 30, 2026.

Operating activities in the six months ended June 30, 2026 resulted in cash outflows of $4,473,167, which were due to the net loss for the period of $7,044,431, partly offset by stock-based compensation of $1,635,526, favorable balance sheet timing of $480,283, patent impairment charges of $215,133, depreciation and amortization of $194,454, and other non-cash items of $45,868.

Operating activities in the six months ended June 30, 2025 resulted in cash outflows of $4,425,301, which were due to the net loss for the period of $5,739,789, partly offset by stock-based compensation of $714,625, depreciation and amortization of $182,107 and favorable balance sheet timing and other non-cash items of $417,756.

We expect a modest increase in cash outflows from operating activities in the remainder of 2026 as compared to the first two quarters of 2026 as we further commercialize our B-TRAN® technology.

Investing activities in the six months ended June 30, 2026 and 2025 resulted in cash outflows of $364,048 and $220,337, respectively, for the acquisition of intangible assets and fixed assets.

Financing activities in the six months ended June 30, 2026 resulted in cash inflows of $40,259,375 in net proceeds from the issuance and sale of common stock and pre-funded warrants and $267 from the exercise of pre-funded warrants, partly offset by $256,988 in tax payments related to the vesting of restricted stock units.

Financing activities in the six months ended June 30, 2025 resulted in net cash outflows of $91,659 with a cash outflow of $91,769 in tax payments related to the vesting of restricted stock units slightly offset by a cash inflow of $110 from the exercise of pre-funded warrants.

May 2026 Offering

In May 2026, we issued and sold 3,220,961 shares of our common stock at a price of $5.67 per share and 2,070,044 pre-funded warrants to purchase shares of common stock at a price of $5.669 per pre-funded warrant in a registered direct offering (the "May 2026 Offering”). The pre-funded warrants have an exercise price of $0.001 per share and no expiration date. The net proceeds to us from the May 2026 Offering were $27.7 million. We intend to use the net proceeds from the May 2026 Offering to fund further commercialization and development of our B-TRAN® technology and products and general corporate and working capital purposes.

February 2026 Offering

In February 2026, we issued and sold 3,505,855 shares of our common stock at a price of $2.75 per share and 952,881 pre-funded warrants to purchase shares of common stock at a price of $2.749 per pre-funded warrant in an underwritten public offering and also sold 631,332 pre-funded warrants to purchase shares of common stock at a price of $2.749 per pre-funded warrant in a concurrent private placement (taken together, the "February 2026 Offering”). The shares of common stock underlying the pre-funded warrants issued in the concurrent private placement were subsequently registered for resale on the Registration Statement on Form S-1 (File No. 333-294696) declared effective on April 3, 2026. The pre-funded warrants have an exercise price of $0.001 per share and no expiration date. The net proceeds to us from the February 2026 Offering were $12.6 million. We intend to use the net proceeds from the February 2026 Offering to fund further commercialization and development of our B-TRAN® technology and products and general corporate and working capital purposes.

Critical Accounting Estimates

There have been no significant changes during the six months ended June 30, 2026 to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer) of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026 and has concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to litigation from time to time. While we believe that any current or threatened legal proceedings are without merit and not material, there can be no assurance that such matters will not have a material adverse effect on our business, financial condition or results of operations in the future.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS

Exhibit Number	Document

10.1

Amended and Restated Ideal Power Inc. 2013 Equity Incentive Plan (incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2026)

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

Dated: August 13, 2026	IDEAL POWER INC.

	By:	/s/ David Somo
David Somo
Chief Executive Officer

	By:	/s/ Timothy W. Burns
Timothy W. Burns
Chief Financial Officer